Form 10-Q
period 2025-03-31
BeyondSpring Inc.
filed 2025-05-12
CIK 1677940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2025, 40,316,320 shares of the Registrant’s ordinary shares, par value $0.0001 per share, were outstanding.

BEYONDSPRING INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements stated in or implied by these forward-looking statements.

All statements other than statements of historical facts are forward-looking statements. These forward-looking statements are made under the “safe harbor” provision under Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as defined in the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. You should refer to “Part II. Other Information—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission (the “SEC”) for specific risks that could cause actual results to be significantly different from those stated in or implied by these forward-looking statements. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from any future results stated in or implied by these forward-looking statements.

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our studies in animals and clinical trials, and our research and development programs;

●	our ability to advance our product candidates into, and successfully complete, clinical trials;

●	our reliance on the success of our clinical-stage product candidates;

●	the timing or likelihood of regulatory filings and approvals;

●

our ability to address the concerns identified in the Complete Response Letter issued by the Food and Drug Administration, or FDA, in November 2021 regarding the New Drug Application, or NDA, seeking approval of Plinabulin in combination with granulocyte colony-stimulating factor, for the prevention of chemotherapy-induced neutropenia, or CIN;

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

●	other risks and uncertainties, including those listed under “Part II. Other Information—Item 1A. Risk Factors.”

The items in “Part II. Other Information—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q reference the principal contingencies and uncertainties to which we believe we are subject, which should be considered in evaluating any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q speak only to our views as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market position, market opportunity and market size information included in this Quarterly Report on Form 10-Q is generally reliable, such information is inherently imprecise.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BEYONDSPRING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	As of
	December 31, 2024	March 31, 2025
	$	$
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	2,922	6,527
Short-term investments	-	2,000
Advances to suppliers	240	284
Prepaid expenses and other current assets	68	90
Current assets of discontinued operations	25,347	22,625
Total current assets	28,577	31,526

Noncurrent assets:
Property and equipment, net	239	221
Operating right-of-use assets	513	492
Other noncurrent assets	213	215
Noncurrent assets of discontinued operations	4,773	4,650
Total noncurrent assets	5,738	5,578

Total assets	34,315	37,104

Liabilities and equity

Current liabilities:
Accounts payable	295	358
Accrued expenses	840	909
Current portion of operating lease liabilities	282	301
Other current liabilities	780	1,364
Current liabilities of discontinued operations	8,813	9,733
Total current liabilities	11,010	12,665

Noncurrent liabilities:
Operating lease liabilities	307	246
Deferred revenue	27,400	27,561
Other noncurrent liabilities	3,686	3,706
Noncurrent liabilities of discontinued operations	6,197	5,593
Total noncurrent liabilities	37,590	37,106

Total liabilities	48,600	49,771

Commitments and contingencies (Note 13)

Shareholders’ deficit
Ordinary shares ($0.0001 par value; 500,000,000 shares authorized; 40,316,320 shares issued and outstanding as of December 31, 2024 and March 31, 2025)	4	4
Additional paid-in capital	373,185	373,396
Accumulated deficit	(407,425)	(402,948)
Accumulated other comprehensive income	1,336	1,239

Total BeyondSpring Inc.’s shareholders’ deficit	(32,900)	(28,309)
Noncontrolling interests	18,615	15,642
Total shareholders’ deficit	(14,285)	(12,667)

Total liabilities and shareholders’ deficit	34,315	37,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended March 31,
	2024	2025

Revenue	-	-

Operating expenses
Research and development	(721)	(874)
General and administrative	(1,334)	(1,736)

Loss from operations	(2,055)	(2,610)
Foreign exchange gain (loss), net	(61)	29
Interest income	29	17
Other income, net	7	-

Loss before income tax	(2,080)	(2,564)
Income tax expenses	-	(20)

Net loss from continuing operations	(2,080)	(2,584)

Discontinued operations
Loss from discontinued operations	(1,208)	(3,232)
Gain on sale of subsidiary interests	-	6,986
Income tax expenses	-	-
Net income (loss) from discontinued operations	(1,208)	3,754

Net income (loss)	(3,288)	1,170
Less: Net loss attributable to noncontrolling interests from continuing operations	(57)	(75)
Less: Net loss attributable to noncontrolling interests from discontinued operations	-	(3,232)
Net income (loss) attributable to BeyondSpring Inc.	(3,231)	4,477

Earnings (loss) per share, basic and diluted
Continuing operations	(0.05)	(0.06)
Discontinued operations	(0.03)	0.17
Basic and diluted earnings (loss) per share	(0.08)	0.11

Weighted-average shares outstanding
Basic and diluted	39,029,163	40,316,320

Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment gain (loss) from continuing operations	422	(151)
Foreign currency translation adjustment loss from discontinued operations	(8)	(7)
Comprehensive income (loss)	(2,874)	1,012
Less: Comprehensive income (loss) attributable to noncontrolling interests from continuing operations	96	(130)
Less: Comprehensive loss attributable to noncontrolling interests from discontinued operations	-	(3,238)
Comprehensive income (loss) attributable to BeyondSpring Inc.	(2,970)	4,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended March 31, 2024
	BeyondSpring Inc.’s shareholders
					Accumulated
			Additional		other
	Ordinary share		paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2023	39,029,163	4	368,599	(396,302)	894	(26,805)	(8,530)	(35,335)
Share-based compensation	-	-	207	-	-	207	34	241
Accretion of contingently redeemable noncontrolling interest	-	-	(200)	-	-	(200)	-	(200)
Other comprehensive income	-	-	-	-	261	261	153	414
Net loss	-	-	-	(3,231)	-	(3,231)	(57)	(3,288)

Balances at March 31, 2024	39,029,163	4	368,606	(399,533)	1,155	(29,768)	(8,400)	(38,168)

	Three months ended March 31, 2025
	BeyondSpring Inc.’s shareholders
					Accumulated
			Additional		other
	Ordinary share		paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2024	40,316,320	4	373,185	(407,425)	1,336	(32,900)	18,615	(14,285)
Share-based compensation	-	-	211	-	-	211	27	238
Other comprehensive loss	-	-	-	-	(97)	(97)	(61)	(158)
Ownership interests in subsidiary transferred to third parties	-	-	-	-	-	-	368	368
Net income (loss)	-	-	-	4,477	-	4,477	(3,307)	1,170

Balances at March 31, 2025	40,316,320	4	373,396	(402,948)	1,239	(28,309)	15,642	(12,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”))

(Unaudited)

	Three months ended March 31,
	2024	2025
	$	$
Cash flows from operating activities:
Net income (loss)	(3,288)	1,170
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expenses	67	80
Share-based compensation	251	244
Non-cash operating lease expenses	173	184
Unrealized gain on short-term investments	(4)	-
Gain on sale of subsidiary interests	-	(6,986)
Changes in assets and liabilities:
Short-term investments	(1,385)	254
Advances to suppliers	(28)	(1)
Prepaid expenses and other current assets	65	(74)
Other noncurrent assets	(74)	(12)
Accounts payable	179	23
Accrued expenses	(1,288)	825
Operating lease liabilities	(152)	(178)
Other current liabilities	(199)	756
Deferred revenue	500	(500)
Other noncurrent liabilities	(86)	17
Net cash used in operating activities	(5,269)	(4,198)
Cash flows from investing activities:
Acquisitions of property and equipment	-	(50)
Purchase of short-term investments	-	(3,000)
Proceeds from maturity of short-term investments	-	2,000
Proceeds from sale of subsidiary interests	-	7,354
Net cash provided by investing activities	-	6,304
Effect of foreign exchange rate changes	(48)	5
Net increase (decrease) in cash and cash equivalents	(5,317)	2,111
Cash and cash equivalents from continuing operations at beginning of period	15,337	2,922
Cash and cash equivalents from discontinued operations at beginning of period	2,413	13,125
Less: cash and cash equivalents from discontinued operations at end of period	9,151	11,631
Cash and cash equivalents from continuing operations at end of period	3,282	6,527

Supplemental disclosures of cash flow information
Interest paid	-	-
Interest received	32	22

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	39

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

1.	Nature of the business and the basis of preparation

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

In January 2025, the Company entered into definitive agreements with three investors to sell a portion of Series A-1 Preferred Shares of SEED Therapeutics Inc. (“SEED”) owned by the Company, for gross proceeds of approximately $35,418. Upon completion of the transactions, the Company and SEED Technology Limited (“SEED Technology”), a majority-owned indirect subsidiary of the Company (collectively, the “BYSI Entities”) are expected to retain approximately 14.37% of SEED’s outstanding shares. See Note 3 – Discontinued operations for further information. As of March 31, 2025, the BYSI Entities owns approximately 40.12% of the outstanding equity interest in SEED, calculated on an as-converted basis. SEED continues to be consolidated into the financial statements of the Company since the Company remains substantive control of SEED.

As of March 31, 2025, the subsidiaries of the Company are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership by the Group	Principal activities
BeyondSpring Pharmaceuticals Inc. (“BeyondSpring US”)	Delaware, U.S.	June 18, 2013	100%	Clinical trial activities

BeyondSpring Ltd.	The British Virgin Islands (“BVI”)	December 3, 2014	100%	Holding company

BeyondSpring (HK) Limited (“BeyondSpring HK”)	Hong Kong	January 13, 2015	100%	Holding company

Wanchun Biotechnology Limited (“BVI Biotech”)	BVI	April 1, 2015	100%	Holding company

Wanchun Biotechnology (Dalian) Ltd. (“Wanchun Dalian”)	People’s Republic of China (“PRC”)	April 23, 2015	100%	Holding company

Dalian Wanchunbulin Pharmaceuticals Ltd. (“Wanchunbulin”)	PRC	May 6, 2015	57.97%	Clinical trial activities

Beijing Wanchun Pharmaceutical Technology Ltd. (“Beijing Wanchun”)	PRC	May 21, 2018	57.97%	Holding company

SEED Therapeutics Inc. (“SEED”)	BVI	June 25, 2019	37.56%	Pre-clinical development activities

SEED Technology Limited (“SEED Technology”)	BVI	December 9, 2019	57.97%	Holding company

SEED Therapeutics US, Inc. (“SEED US”)	Delaware, U.S.	November 25, 2020	37.56%	Pre-clinical development activities

Wanchun Hongji (Dalian) Pharmaceuticals Ltd. (“Wanchun Hongji”)	PRC	March 22, 2022	37.56%	Pre-clinical development activities

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2025, the condensed consolidated statements of shareholders’ deficit for the three months ended March 31, 2024 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2025, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2024. Accordingly, these unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Group for each of the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2025. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

2.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Discontinued operations

The Company presents discontinued operations when there is a disposal of a component group or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the Consolidated Statements of Comprehensive Income (Loss) for all periods presented. See Note 3 for additional information.

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

Financial instruments of the Company primarily include cash and cash equivalents, and accounts payable. The carrying values of cash and cash equivalents, accounts payable, and time deposits approximated their fair values due to their short-term nature.

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

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)
2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

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

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. All deferred income tax assets and liabilities are classified as non-current on the consolidated balance sheets.

Provision for income taxes for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company updates its estimate of the annual effective tax rate each quarter and makes a cumulative adjustment if the estimated tax rate changes.

Recent accounting pronouncements

New accounting standards which have been adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the three months ended March 31, 2025 with the comparative periods updated to reflect additional disclosures. See Note 14 for segment related disclosures.

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

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

3.	Discontinued operations

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price. The divestiture of SEED represents a strategic shift in the Company’s reallocation and optimization of the available resources to pipelines with greater potential. In accordance with ASC 205-20, all assets and liabilities of SEED were classified as held-for-sale in the consolidated balance sheets as of December 31, 2024 and March 31, 2025, and the results of operations of SEED were reflected as discontinued operations in the consolidated statement of operations for the three months ended March 31, 2025, and retroactively applied to the three months ended March 31, 2024.

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

(i)

On February 19, 2025, the First Closing (as defined in each Agreement, as amended) was completed. The Company sold and transferred a total of 1,730,454 Shares, comprised of 980,427 Shares to Winning View Investment Limited, 250,009 Shares to FULL TECH CORPORATE DEVELOPMENT LIMITED and 500,018 Shares to Mapfil Investment Limited, in exchange of aggregate cash proceeds of $7,354. Immediately upon the First Closing, the Company’s direct and indirect ownership in SEED decreased to 40.12%, but still retained the controlling interest of SEED through the control of the SEED Board. The Company’s noncontrolling interests increased by 6.75% upon the First Closing.

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

The following tables set forth the assets, liabilities, statement of operations, and cash flows of discontinued operations which were included in the Company’s consolidated financial statements.

	As of
	December 31, 2024	March 31, 2025
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,125	$11,631
Short-term investments	12,044	10,807
Advances to suppliers	86	43
Prepaid expenses and other current assets	92	144
Total current assets	25,347	22,625

Noncurrent assets:
Property and equipment, net	1,323	1,314
Operating right-of-use assets	3,182	3,058
Other noncurrent assets	268	278
Total noncurrent assets	4,773	4,650

Total assets	$30,120	$27,275

Liabilities and equity
Current liabilities:
Short-term loans	$3,911	$3,934
Accounts payable	505	465
Accrued expenses	1,354	2,110
Current portion of operating lease liabilities	400	407
Deferred revenue	2,001	2,001
Other current liabilities	642	816
Total current liabilities	8,813	9,733

Noncurrent liabilities:
Operating lease liabilities	2,375	2,271
Deferred revenue	3,822	3,322
Total noncurrent liabilities	6,197	5,593

Total liabilities	$15,010	$15,326

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)
3.	Discontinued operations (continued)

	Three months ended March 31,
	2024	2025
	(Unaudited)	(Unaudited)

Revenue	$500	$500

Operating expenses
Research and development	(1,174)	(2,989)
General and administrative	(563)	(864)

Loss from operations	(1,237)	(3,353)
Interest income	4	68
Other income, net	25	53

Loss before income tax	(1,208)	(3,232)
Income tax expense	-	-

Loss from discontinued operations before disposal	(1,208)	(3,232)
Gain on sale of subsidiary interests	-	6,986

Net income (loss) from discontinued operations	$(1,208)	$3,754

	Three months ended March 31,
	2024	2025
	(Unaudited)	(Unaudited)

Net cash used in discontinued operating activities	$(1,522)	$(2,494)
Net cash provided by discontinued investing activities	$-	$950
Net cash provided by discontinued financing activities	$-	$-

In connection with the First Closing, the Company recorded a gain on the sale of subsidiary interests:

Gain recognized on the First Closing
Fair value of consideration received	$7,354
Less: Adjustments to noncontrolling interests (6.75% of the equity interests)	368
Gain on sale of subsidiary interests	$6,986

4.	Collaboration agreements

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

The Company determined that the License and the Manufacturing and Supply Services are not distinct from each other and represent a single performance obligation. The transaction price of the arrangement was the upfront payment of $31,039 (RMB200,000). The development and commercialization milestone payments and the minimum royalty payments are fully constrained at contract inception due to uncertainty of achievement and are not included in the transaction price. The transaction price allocated to the License and Manufacturing and Supply Services, as a combined performance obligation, will be recognized as revenue over time using unit of delivery measure of progress, as the Company believes that it faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation. The Company did not recognize any revenues from the Hengrui Collaboration Agreement for the three months ended March 31, 2024 and 2025, and recorded the entire upfront non-refundable fee received as deferred revenue.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)
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

Under the Lilly Collaboration Agreement, Lilly paid SEED an upfront non-refundable fee of $10,000 in November 2020. In addition, SEED will also be eligible to receive up to approximately $780,000 in potential pre-clinical discovery, clinical and regulatory development milestone payments, as well as commercial milestones and royalty payments based on net sales of products that result from the collaboration. As of March 31, 2025, SEED has received $3,000 of these milestone payments for pre-clinical discovery. The Lilly Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company further determined the collaboration is reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

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

In June 2022, SEED settled the Forward with Lilly, and issued 1,990,000 Series A-2 Preferred Shares to Lilly for $5,000 in cash upon achieving the conditions under the terms of the A2 SPA.

SEED recognized collaboration revenue of $500 and $500 related to the Lilly Collaboration Agreement for the three months ended March 31, 2024 and 2025, respectively. Revenue recognized in each period were from amounts included in contract liabilities at the beginning of the period and milestone payments received during the period, if any. These recognized revenues were included in loss from discontinued operations and the related contract liabilities were included in current and noncurrent liabilities of discontinued operations, for all the periods presented.

5.	Property and equipment, net

Property and equipment of continuing operations consisted of the following:

	December 31, 2024	March 31, 2025
	$	$
		(Unaudited)

Office equipment	317	319
Laboratory equipment	111	111
Motor vehicles	94	95
Leasehold improvements	271	271

	793	796
Less: accumulated depreciation	(554)	(575)

Property and equipment, net	239	221

Depreciation expenses of continuing operations for the three months ended March 31, 2024 and 2025 were $16 and $21, respectively.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

6.	Income taxes

Income tax expense was $20 and $0 for the three months ended March 31, 2025 and 2024. The income tax expense for the three months ended March 31, 2025 was primarily attributable to interest accrued related to unrecognized tax benefits in income tax expense.

The effective tax rate for the three months ended March 31, 2025 of (0.8)% decreased compared to the effective tax rate of 0.0% for the three months ended March 31, 2024, primarily due to the accrual of interest related to unrecognized tax benefits. The primary component of the Company’s effective rate for both periods that drive the difference from the U.S. Federal corporate income tax rate of 21% is the impact of the tax rates in the jurisdictions, as well as the increases to the valuation allowance recorded against the deferred tax assets.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of December 31, 2024 and March 31, 2025, the Company maintained a full valuation allowance against its net deferred tax assets.

As of March 31, 2025, the Company had gross unrecognized tax benefits of $4,359. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

7.	Earnings (loss) per share

Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the share options and the vesting of restricted shares, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive. The effects of all share options and unvested restricted shares were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive during the three months ended March 31, 2024 and 2025.

Basic and diluted net earnings (loss) per share attributable to ordinary shareholders was calculated as follows:

	Three months ended March 31,
	2024	2025
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to BeyondSpring Inc. – basic and diluted	$(3,231)	$4,489

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	39,029,163	40,316,320

Net earnings (loss) per share – basic and diluted	$(0.08)	$0.11

8.	Share-based compensation

2017 Omnibus Incentive Plan

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

During the three months ended March 31, 2025, the Company did not granted any awards under the 2017 Plan.

The following table summarizes total share-based compensation expense recognized under 2017 Plan for the three months ended March 31, 2024 and 2025:

	Three months ended March 31,
	2024	2025
	$	$
	(unaudited)	(unaudited)

Research and development	58	26
General and administrative	160	192

Total	218	218

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

During the three months ended March 31, 2025, SEED granted a total of 4,500 share options under the SEED Plan.

The following table summarizes total share-based compensation expense recognized under the SEED Plan for the three months ended March 31, 2024, and 2025. These expenses were included in loss from discontinued operations for all the periods presented.

	Three months ended March 31,
	2024	2025
	$	$
	(unaudited)	(unaudited)

Research and development	16	8
General and administrative	17	18

Total	33	26

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

9.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing funds and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits from continuing operations, which were expensed as incurred, were nil and $16 for the three months ended March 31, 2024 and 2025, respectively.

BeyondSpring US maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for eligible employees in the U.S. employees. The 401(k) Plan allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company matches up to 6% of the participant’s base salary. Company contributions for continuing operations to the 401(k) Plan totaled $21 and $14 in the three months ended March 31, 2024 and 2025, respectively.

10.	Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2024 and March 31, 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to nil.

11.	Supplemental balance sheet information

Other noncurrent assets consist of the following:

	As of
	December 31, 2024	March 31, 2025
	$	$
		(unaudited)
Deductible input value-added tax	113	117
Others	100	98

Total	213	215

Other current liabilities consist of the following:

	As of
	December 31, 2024	March 31, 2025
	$	$
		(unaudited)
Compensation related	612	979
Professional services	71	303
Other taxes payable	1	1
Others	96	81

Total	780	1,364

Other noncurrent liabilities consist of the following:

	As of
	December 31, 2024	March 31, 2025
	$	$
		(unaudited)
Compensation related	73	45
Income tax payable	3,240	3,279
Other taxes payable	373	382

Total	3,686	3,706

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

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

Redemption rights

The Series A-2 Preferred Shares shall be redeemed by SEED at a price equal to the applicable original issue price per share plus an annual return of 8% of the applicable original issue price, in three annual installments commencing not more than sixty days after receipt by SEED at any time on or after November 10, 2025 from the holders of at least a majority of the outstanding Series A-2 Preferred Shares of written notice requesting redemption of all Series A-2 Preferred Shares. The redemption is not guaranteed by the Company. On July 26, 2024, the redemption rights associated with the Series A-2 Preferred Shares were removed.

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

On July 26, 2024, the redemption rights associated with the Series A-2 Preferred Shares were removed. The Serie A-2 Preferred Shares do not have other redemption features that are not solely within the control of the Company. As a result, the carrying value of the mezzanine equity was reclassified to permanent equity on the same date.

The accretion to redemption value associated with contingently redeemable noncontrolling interests totaled $200 and nil for the three months ended March 31, 2024 and 2025, respectively.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

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

14.	Segment reporting and geographic information

The Company operates in two reportable segments: (i) Plinabulin pipeline and (ii) TPD platform.

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

The Company’s Chief Executive Officer, as the CODM, uses segment net loss to allocate resources for each segment and to assess the performance of each segment, primarily by monitoring actual results versus approved budgets. Significant segment expenses are presented in the table below. Other segment items include interest income, other income, net, and income tax expenses. The CODM does not evaluate the performance of segments using asset or liability information.

	For three months ended March 31,
	2024	2025
	$	$
	(unaudited)	(unaudited)

Clinical and pre-clinical expenses	78	115
Patent expenses	259	166
Personnel costs	1,037	1,088
Professional services	318	956
Other operational expenses	363	285
Other segment items	25	(26)
Segment net loss	2,080	2,584
Reconciliation of net loss:
Net loss (income) from discontinued operations	1,208	(3,754)
Consolidated net loss (income)	3,288	(1,170)

The Company’s long-lived assets of continuing operations by geographic area are presented as follows:

	As of
	December 31, 2024	March 31, 2025
	$	$
Property and equipment, net:		(unaudited)

PRC	34	28
U.S.	205	193

Total	239	221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of BeyondSpring Inc. (the “Company”) should be read in conjunction with the condensed consolidated financial statements and the notes related thereto which are included in “Part I. Financial Information—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 27, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” “Part II. Other Information—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. Our first-in-class lead asset, Plinabulin, which has been administered to over 700 cancer patients with generally good tolerability, is being developed as a potential “pipeline in a drug” in various cancer indications as a direct anti-cancer agent. We are also developing three small molecule immune agents, which are currently in pre-clinical stages. In addition, we founded and continue to own an equity stake in SEED Therapeutics Inc., or SEED. SEED is utilizing a proprietary Targeted Protein Degradation (TPD) drug discovery platform, or “molecular glue” technology, to develop innovative therapeutic agents from internal research and development efforts and with our collaborators on currently undruggable protein targets. SEED is partnering with Eli Lilly and Co. and Eisai Co., Ltd. to discover and develop new chemical entities through this proprietary TPD platform which could produce therapeutic benefits to patients suffering from oncology and central nervous system (CNS) disease, among others.

Plinabulin binds in a unique pocket of tubulin and activates the immune defense protein GEF-H1, which leads to induction of innate and adaptive immunity via dendritic cell maturation. It is being studied as an anti-cancer agent in a number of company-sponsored studies and investigator-initiated studies. We completed a randomized global Phase 3 study of Plinabulin in combination with docetaxel compared with docetaxel alone for second- and third- line treatment of NSCLC, with epidermal growth factor receptor (EGFR) wild type (DUBLIN-3 Phase 3 registration study). The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care docetaxel alone. Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction. The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the International Association for the Study of Lung Cancer (IASLC) conference. We plan to use our best efforts to file an NDA with the NMPA as soon as possible.

The current standard of care for first-line NSCLC without driver mutations is chemotherapy plus PD-1/PD-L1 antibodies, with 60% patients progress on these therapies. Once patients progress on these regimens, docetaxel, a drug approved over 25 years ago, is the recommended in the second line, but it has modest clinical benefit and high severe neutropenia. To address the significant unmet need in this population, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303): Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented early data of high disease control rate and prolonged PFS from this study which was supported by Plinabulin’s mechanism at European Society for Medical Oncology (ESMO) 2024 and Society for Immunotherapy of Cancer (SITC) 2024.

Plinabulin is also being studied in a Phase 2 investigator-initiated study (Study 302) in combination with Keytruda®, etoposide and platinum for the first-line treatment of extensive-stage small cell lung cancer, or ES-SCLC, patients at Wuhan Union Hospital in China, where the current standard of care has limited median PFS.

Additional investigator initiated studies with Plinabulin include: 1) in combination with nivolumab, a PD-1 antibody, for the treatment of NSCLC at the University of California San Diego and the University of Washington (Phase 1 completed); 2) in combination with nivolumab and ipilimumab, a CTLA-4 antibody, for the treatment of ES-SCLC at the Rutgers University and other U.S. clinical centers (both Phase 1 and Phase 2 completed); and 3) in combination with PD-1 or PD-L1 antibodies and radiation for the treatment of patients with various cancers who progressed from PD-1/PD-L1 antibodies at The University of Texas MD Anderson Cancer Center (Phase 1 completed and presented at SITC 2023). We provide financial support for these various investigator-initiated clinical trials as well as the drug supply of Plinabulin.

We expect each of these studies to benefit from our previous investigation of Plinabulin as an agent that has been studied in two randomized, controlled Phase 3 clinical studies to have demonstrated a statistically significant reduction in CIN. In total, over 700 patients have been treated with Plinabulin, where improvements in CIN have been repeatedly observed. Our strategy is to develop Plinabulin in multiple indications with the potential for Plinabulin to be an important component of the triple-agent combination with chemotherapy or radiation to release real-time tumor antigen, supported by Plinabulin’s potent dendritic cell maturation mechanism to present real-time tumor antigen to T cells, and immune checkpoint inhibitor regimens to elevate the anti-cancer benefit for cancer patients or to re-sensitize patients who failed prior immunotherapies. To implement our strategy, we use a highly efficient business model that integrates clinical resources in the U.S. and China. We work with global contract research organizations, or CROs, such as ICON and Covance (now Labcorp), to ensure data quality with studies conducted under U.S. Good Clinical Practice requirements. Our drug development capabilities are facilitated by interest from clinical investigators in the U.S. and China, as well as by our understanding of the pharmaceutical industry, clinical resources and regulatory system in China.

We have partnered with Hengrui to commercialize Plinabulin, if approved, in Greater China through our subsidiary, Dalian Wanchunbulin Pharmaceuticals Ltd., or Wanchunbulin. China recognized Plinabulin as a National Science and Technology Major Project for “essential new drug research and development.” Also, with the grant of status as a 2017 National Science and Technology Major Project in China, or the 2017 Grant, Plinabulin has been included in the National Drug Priority Review List. We believe that, pending drug approval and successful pricing negotiations with the Chinese government, the 2017 Grant could help position Plinabulin for inclusion in the National Insurance System, which would allow for faster access to patients and reimbursement. In the U.S. and for the rest of the world, we currently plan to seek a co-development and commercialization partner to maximize Plinabulin’s potential in multiple cancer indications, if approved.

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

Through March 31, 2025, we have raised approximately $299.0 million in equity financings, $10.2 million of issuance of non-controlling interests, $34.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly and approximately $31.0 million upfront payment to Wanchunbulin from Hengrui. As of March 31, 2025, our continuing operations had no outstanding debt and held $6.5 million in cash and cash equivalents. We expect to receive $28.07 million in tranches from the sale of our Series A-1 Preferred Shares of SEED as described under “—Discontinued Operations.”

Our consolidated net loss was $3.3 million for the three months ended March 31, 2024 and our consolidated net income was $1.2 million for the three months ended March 31, 2025. The consolidated net income for the three months ended March 31, 2025 includes a gain of $7.0 million on the sale of preferred shares of SEED by the Company to third-party investors. As of December 31, 2024 and March 31, 2025, we had an accumulated deficit of $407.4 million and $402.9 million, respectively. Substantially all of our losses have resulted from funding our preclinical studies, clinical trials, manufacturing our drug product, our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase in connection with our ongoing activities, as we:

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

Discontinued Operations

SEED was founded by us in 2019. As of March 31, 2025, BeyondSpring Inc. and SEED Technology Limited, its majority-owned indirect subsidiary, or, collectively, the BYSI Entities, owned an aggregate of 10,289,545 Series A-1 Preferred Shares of SEED.

In January 2025, we entered into definitive agreements to sell a portion of our Series A-1 Preferred Shares of SEED for $35.4 million, or $4.25 per share, to certain third-party investors in three installments. The first closing of 1,730,454 shares for approximately $7.35 million occurred in February 2025. The second closing of 3,103,055 shares for approximately $13.19 million and the third closing of 3,500,128 shares for approximately $14.88 million are expected to occur no later than December 15, 2025 and 2026, respectively. Each agreement contains specified termination rights for us and each purchaser, including a mutual termination right in the event a closing shall not have occurred by such specified date as set forth in each agreement. As of the date of this Quarterly Report on Form 10-Q, the BYSI Entities own approximately 40.12% of the outstanding equity interest in SEED, and are expected to own approximately 28.02% and 14.37% of the outstanding equity interest in SEED after the second and third closings, respectively, in each case calculated on an as-converted basis (excluding any shares that may be reserved under an employee stock ownership plan, or similar arrangement), and assuming there is no other change to SEED’s share capital prior to such closings. For so long as the BYSI Entities remain holders of a majority of the Series A-1 Preferred Shares of SEED, they have the right to elect two directors of SEED. In addition, holders of a majority of the Series A-1 Preferred Shares and ordinary shares of SEED will have the right to elect two independent directors of SEED.

As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. We reclassified the financial results of SEED to Discontinued Operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented. In connection with the first closing described above, we recorded a gain on sale of subsidiary interests of $7.0 million. We also reclassified the related assets and liabilities as current and noncurrent assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025. Cash flows from discontinued operations are not reclassified in the Condensed Consolidated Statements of Cash Flows but are disclosed in the accompanying condensed consolidated financial statements footnotes. See Note 3 (Discontinued operations) to our condensed consolidated financial statements for additional information.

Segments

From 2022 to 2024, we operated in two reportable segments, namely Plinabulin pipeline and TPD platform. The TPD platform segment was comprised of SEED’s operations. As a result of SEED’s operations being reclassified as discontinued operations, the TPD platform segment is excluded from the Company’s continuing operations.

See Note 14 (Segment reporting and geographic information) to our condensed consolidated financial statements for additional information.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. For the three months ended March 31, 2025, our discontinued operations generated $0.5 million of revenue through SEED’s research collaboration and license agreement with Eli Lilly and our continuing operations did not generate any revenue. The RMB 200 million (approximately $31 million) upfront payment received by Wanchunbulin from Hengrui is recorded as deferred revenue and will be recognized as revenue over time after product approval using unit of delivery measure of progress. In the future, we may generate revenue from a combination of product sales, reimbursements, upfront payments, milestone payments and royalties in connection with existing and future collaborations. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue from product sales in the future.

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

Other Income (Expenses)

Other income consists primarily of interest income earned on our cash and cash equivalents and short-term investments, and foreign exchange gains. Other expenses consist primarily of foreign exchange losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024, respectively, together with the percentage changes in those items:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(874)	(721)	21%
General and administrative	(1,736)	(1,334)	30%
Loss from operations	(2,610)	(2,055)	27%
Other income (expense)
Foreign exchange gain (loss), net	29	(61)	-148%
Interest income	17	29	-41%
Other income, net	—	7	-100%
Total other income (expense)	46	(25)	-284%
Net loss before income tax	(2,564)	(2,080)	23%
Income tax expenses	(20)	—	—
Net loss from continuing operations	(2,584)	(2,080)	24%

Discontinued operations:
Loss from discontinued operations	(3,232)	(1,208)	168%
Gain on sale of subsidiary interests	6,986	—	—
Net income (loss) from discontinued operations	3,754	(1,208)	-411%

Net income (loss)	1,170	(3,288)	-136%

Research and Development Expenses

Research and development (R&D) expenses were $0.9 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024. The $0.2 million increase was primarily due to higher personnel costs primarily attributable to a non-cash adjustment for 2024 incentive compensation recognized in 2025, and higher Plinabulin combination therapy research related costs to support strategic business development and partnership initiatives.

The following table summarizes the research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	53	69	-23%
Preclinical expenses	62	10	547%
Professional services	289	281	3%
Personnel compensation and related costs	413	295	40%
Facility and other expenses	57	66	-14%
Total research and development	874	721	21%

General and Administrative Expenses

General and administrative (G&A) expenses were $1.7 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. The $0.4 million increase was primarily due to higher professional services costs in legal advisory and consulting, partially offset by lower costs in financial operations, facilities and miscellaneous items.

Other Income (Expenses)

Other income for the three months ended March 31, 2025 consisted primarily of foreign exchange gains and interest income. Other expenses for the three months ended March 31, 2024 consisted primarily of foreign exchange losses, offset by interest income.

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

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations. Substantially all of our negative cash flows have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred consolidated net losses of $3.3 million for the three months ended March 31, 2024 and had consolidated net income of $1.2 million for the three months ended March 31, 2025. The consolidated net income for the three months ended March 31, 2025 includes a gain on sale of subsidiary interests of $7.0 million. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $402.9 million and $407.4 million, respectively. Our primary use of cash is to fund research and development costs and for general and administrative costs. Our operating activities used $4.2 million and $5.3 million of cash, including $2.5 million and $1.5 million used in discontinued operating activities, during the three months ended March 31, 2025 and 2024, respectively. We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, sale of subsidiary interests and collaboration arrangements. In February 2025, we received approximately $7.4 million in cash as consideration for the first closing of the sale of a portion of our equity interests in SEED. As of March 31, 2025, our continuing operations had cash and cash equivalents of $6.5 million.

Our liquidity is affected by financing activities, our clinical trials, and research and development and general and administrative expenses. We will need, among other things, additional capital resources. We anticipate that our current financial resources will allow us to meet our operational expenses and capital expenditures in the next 12 months after the date of this Quarterly Report on Form 10-Q. We are evaluating various financing alternatives to fund our operations in the medium to long term, including equity and debt financings, potential licensing and partnership arrangements, sale of subsidiary or investee interests, as well as other strategic transactions. There can be no assurance that capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on terms acceptable to us. The issuances of additional equity securities by us may result in dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans will be available, will increase our liabilities and future cash commitments and may include financial covenants and restrictions. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success will be materially and adversely affected.

The following table provides information regarding our consolidated cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in operating activities	(4,198)	(5,269)
Net cash provided by investing activities	6,304	—
Net cash provided by financing activities	—	—
Net effect of foreign exchange rate changes	5	(48)
Net increase (decrease) in cash and cash equivalents	2,111	(5,317)

The following table provides information regarding cash flows of discontinued operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in discontinued operating activities	(2,494)	(1,522)
Net cash provided by discontinued investing activities	950	—
Net cash provided by discontinued financing activities	—	—

Cash inflows generated by our discontinued operations were used to support their own operations, including funding their own R&D activities, rather than being transferred to or used by the continuing operations. As such, we believe the liquidity of our continuing operations will not be negatively affected by the absence of discontinued operation’s cash flows.

Net Cash Used in Operating Activities

The cash used in operating activities for the three months ended March 31, 2025 and 2024 reflects adjustments to our net income of $1.2 million and net loss of $3.3 million, respectively, for non-cash gains and charges, and changes in components of working capital. During the three months ended March 31, 2025, these non-cash adjustments mainly consisted of $7.0 million on gain of sale of subsidiary interests, $0.2 million of non-cash share-based compensation and $0.2 million of non-cash operating lease expenses. Net cash used in operating activities was $4.2 million for the three months ended March 31, 2025, compared to $5.2 million for the three months ended March 31, 2024. The $1.0 million decrease was primarily due to a decrease of operating cash expenditures during the quarter, partially offset by $0.2 million of cash proceeds from sale of short-term investments classified as trading securities.

The primary use of our cash in the periods presented was to fund the development of our research and development, regulatory and other clinical trial costs and related administrative costs. Our advances to suppliers and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was 6.3 million, consisting primarily of $7.4 million cash consideration received in February 2025 for the first closing of the sale of a portion of our equity interests in SEED, offset by $1.0 million used to purchase time deposits. There were no cash provide by or used in investing activities for the three months ended March 31, 2024.

Net Cash Provided by Financing Activities

There were no cash provided by financing activities for the three months ended March 31, 2025 and 2024.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financing, potential licensing and partnership arrangements, sale of subsidiary or investee interests, or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing, if available, will increase our liabilities and future cash commitments and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interest of our shareholders. If we raise additional funds through collaborations, strategic alliances, marketing or distribution arrangements or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. Sale of subsidiary or investee interests, such as the sale of our Series A-1 Preferred Shares of SEED as described under “—Discontinued Operations,” will cause our controlling power over such subsidiary or investee to diminish and limit our ability to benefit from potential growth of its business. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of $1,404. The lease is set to expire on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease. We are entitled to receive rent subsidy in the amount of RMB 220,000 (approximately $30,000) from the local government office of Dalian, China, with respect to our prior office lease in Dalian, China.

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

There have been no material changes to our critical accounting estimates as of and for the three months ended March 31, 2025, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Annual Report for recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer, who performs the functions of Principal Executive and Financial Officer under Rule 13a-15 under the Exchange Act, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive and Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1 (1)	Purchase Agreement, dated January 24, 2025, between BeyondSpring Inc. and Winning View Investment Limited
10.2 (1)	Purchase Agreement, dated January 24, 2025, between BeyondSpring Inc. and FULL TECH CORPORATE DEVELOPMENT LIMITED
10.3 (1)	Purchase Agreement, dated January 24, 2025, between BeyondSpring Inc. and Mapfil Investment Limited
10.4 (2)	First Amendment to Purchase Agreement, dated February 17, 2025, between BeyondSpring Inc. and Winning View Investment Limited
31.1 (3)

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (4)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Current Report on Form 8-K of BeyondSpring Inc., filed with the SEC on January 28, 2025.

(2)	Incorporated by reference to the Current Report on Form 8-K of BeyondSpring Inc., filed with the SEC on February 25, 2025.

(3)	Filed with this Quarterly Report on Form 10-Q.

(4)	Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BeyondSpring Inc.

Date: May 12, 2025	/s/ Lan Huang
Name: Lan Huang
Title: Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)