Form 10-Q
period 2025-06-30
BeyondSpring Inc.
filed 2025-08-13
CIK 1677940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 25, 2025, 40,332,320 shares of the Registrant’s ordinary shares, par value $0.0001 per share, were outstanding.

BEYONDSPRING INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
TABLE OF CONTENTS

i

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

BEYONDSPRING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	As of
	December 31, 2024	June 30, 2025

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	2,922	9,544
Advances to suppliers	240	255
Prepaid expenses and other current assets	68	200
Current assets of discontinued operations	25,347	15,712
Total current assets	28,577	25,711

Noncurrent assets:
Property and equipment, net	239	202
Operating right-of-use assets	513	431
Other noncurrent assets	213	216
Noncurrent assets of discontinued operations	4,773	4,483
Total noncurrent assets	5,738	5,332

Total assets	34,315	31,043

Liabilities and equity

Current liabilities:
Accounts payable	295	266
Accrued expenses	840	926
Current portion of operating lease liabilities	282	307
Other current liabilities	780	612
Current liabilities of discontinued operations	8,813	9,619
Total current liabilities	11,010	11,730

Noncurrent liabilities:
Operating lease liabilities	307	170
Deferred revenue	27,400	27,919
Other noncurrent liabilities	3,686	3,783
Noncurrent liabilities of discontinued operations	6,197	4,986
Total noncurrent liabilities	37,590	36,858

Total liabilities	48,600	48,588

Commitments and contingencies (Note 13)

Shareholders’ deficit
Ordinary shares ($0.0001 par value; 500,000,000 shares authorized; 40,316,320 and 40,322,320 shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively)	4	4
Additional paid-in capital	373,185	373,515
Accumulated deficit	(407,425)	(404,754)
Accumulated other comprehensive income	1,336	1,019

Total BeyondSpring Inc.’s shareholders’ deficit	(32,900)	(30,216)
Noncontrolling interests	18,615	12,671
Total shareholders’ deficit	(14,285)	(17,545)

Total liabilities and shareholders’ deficit	34,315	31,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Research and development	(829)	(1,002)	(1,550)	(1,876)
General and administrative	(1,812)	(947)	(3,146)	(2,683)

Loss from operations	(2,641)	(1,949)	(4,696)	(4,559)
Foreign exchange gain (loss), net	(22)	47	(83)	76
Interest income	11	28	40	45
Other income, net	1	18	8	18

Loss before income tax	(2,651)	(1,856)	(4,731)	(4,420)
Income tax expenses	-	(22)	-	(42)

Net loss from continuing operations	(2,651)	(1,878)	(4,731)	(4,462)

Discontinued operations
Loss from discontinued operations	(1,438)	(2,771)	(2,646)	(6,003)
Gain on sale of subsidiary interests	-	-	-	6,986
Income tax expenses	-	-	-	-
Net income (loss) from discontinued operations	(1,438)	(2,771)	(2,646)	983

Net loss	(4,089)	(4,649)	(7,377)	(3,479)
Less: Net loss attributable to noncontrolling interests from continuing operations	(58)	(72)	(115)	(147)
Less: Net loss attributable to noncontrolling interests from discontinued operations	-	(2,771)	-	(6,003)
Net income (loss) attributable to BeyondSpring Inc.	(4,031)	(1,806)	(7,262)	2,671

Earnings (loss) per share, basic and diluted
Continuing operations	(0.07)	(0.04)	(0.12)	(0.11)
Discontinued operations	(0.03)	-	(0.07)	0.18
Basic and diluted earnings (loss) per share	(0.10)	(0.04)	(0.19)	0.07

Weighted-average shares outstanding
Basic and diluted	39,280,607	40,316,320	39,154,885	40,316,320

Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment gain (loss) from continuing operations	165	(343)	587	(494)
Foreign currency translation adjustment loss from discontinued operations	(3)	(27)	(11)	(34)
Comprehensive loss	(3,927)	(5,019)	(6,801)	(4,007)
Less: Comprehensive income (loss) attributable to noncontrolling interests from continuing operations	1	(194)	97	(324)
Less: Comprehensive loss attributable to noncontrolling interests from discontinued operations	-	(2,798)	-	(6,037)
Comprehensive income (loss) attributable to BeyondSpring Inc.	(3,928)	(2,027)	(6,898)	2,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	BeyondSpring Inc.’s shareholders
	Ordinary share				Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2023	39,029,163	4	368,599	(396,302)	894	(26,805)	(8,530)	(35,335)
Share-based compensation	-	-	207	-	-	207	34	241
Accretion of contingently redeemable noncontrolling interest	-	-	(200)	-	-	(200)	-	(200)
Other comprehensive income	-	-	-	-	261	261	153	414
Net loss	-	-	-	(3,231)	-	(3,231)	(57)	(3,288)
Balances at March 31, 2024	39,029,163	4	368,606	(399,533)	1,155	(29,768)	(8,400)	(38,168)
Issuance of ordinary shares	1,271,187	-	2,970	-	-	2,970	-	2,970
Share-based compensation	-	-	741	-	-	741	35	776
Accretion of contingently redeemable noncontrolling interest	-	-	(200)	-	-	(200)	-	(200)
Other comprehensive income	-	-	-	-	103	103	59	162
Net loss	-	-	-	(4,031)	-	(4,031)	(58)	(4,089)

Balances at June 30, 2024	40,300,350	4	372,117	(403,564)	1,258	(30,185)	(8,364)	(38,549)

	BeyondSpring Inc.’s shareholders
	Ordinary share				Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2024	40,316,320	4	373,185	(407,425)	1,336	(32,900)	18,615	(14,285)
Share-based compensation	-	-	211	-	-	211	27	238
Other comprehensive loss	-	-	-	-	(97)	(97)	(61)	(158)
Ownership interests in subsidiary transferred to third parties	-	-	-	-	-	-	368	368
Net income (loss)	-	-	-	4,477	-	4,477	(3,307)	1,170
Balances at March 31, 2025	40,316,320	4	373,396	(402,948)	1,239	(28,309)	15,642	(12,667)
Share-based compensation	6,000	-	119	-	-	119	22	141
Other comprehensive loss	-	-	-	-	(220)	(220)	(150)	(370)
Net loss	-	-	-	(1,806)	-	(1,806)	(2,843)	(4,649)

Balances at June 30, 2025	40,322,320	4	373,515	(404,754)	1,019	(30,216)	12,671	(17,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”))

(Unaudited)

	Six months ended June 30,
	2024	2025
	$	$
Cash flows from operating activities:
Net income (loss)	(7,377)	(3,479)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expenses	182	162
Share-based compensation	1,029	389
Non-cash operating lease expenses	347	369
Unrealized gain on short-term investments	(22)	-
Gain on sale of subsidiary interests	-	(6,986)
Changes in assets and liabilities:
Short-term investments	(5,762)	254
Advances to suppliers	26	3
Prepaid expenses and other current assets	(109)	(102)
Other noncurrent assets	(77)	(30)
Accounts payable	711	(249)
Accrued expenses	(827)	915
Operating lease liabilities	(309)	(347)
Other current liabilities	35	(62)
Deferred revenue	-	(1,000)
Other noncurrent liabilities	(101)	91
Net cash used in operating activities	(12,254)	(10,072)
Cash flows from investing activities:
Acquisitions of property and equipment	-	(50)
Purchase of short-term investments	-	(5,000)
Proceeds from maturity of short-term investments	-	14,850
Proceeds from sale of subsidiary interests	-	7,354
Net cash provided by investing activities	-	17,154
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	3,000	-
Net cash provided by financing activities	3,000	-
Effect of foreign exchange rate changes	(100)	(2)
Net increase (decrease) in cash and cash equivalents	(9,354)	7,080
Cash and cash equivalents from continuing operations at beginning of period	15,337	2,922
Cash and cash equivalents from discontinued operations at beginning of period	2,413	13,125
Less: cash and cash equivalents from discontinued operations at end of period	3,776	13,583
Cash and cash equivalents from continuing operations at end of period	4,620	9,544

Supplemental disclosures of cash flow information
Interest paid	-	-
Interest received	47	188
Income taxes paid	7	1

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	39
Offering costs accrued in accrued expenses	30	-

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

In January 2025, the Company entered into definitive agreements with three investors to sell a portion of Series A-1 Preferred Shares of SEED Therapeutics Inc. (“SEED”) owned by the Company, for gross proceeds of approximately $35,418. Upon completion of the transactions, the Company and SEED Technology Limited (“SEED Technology”), a majority-owned indirect subsidiary of the Company (collectively, the “BYSI Entities”) are expected to retain approximately 14.37% of SEED’s outstanding shares. See Note 3 – Discontinued operations for further information. As of June 30, 2025, the BYSI Entities owns approximately 40.12% of the outstanding equity interest in SEED, calculated on an as-converted basis. SEED continues to be consolidated into the financial statements of the Company since the Company remains substantive control of SEED.

As of June 30, 2025, the subsidiaries of the Company are as follows:

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

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2025, the condensed consolidated statements of shareholders’ deficit for the three and six months ended June 30, 2024 and 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2025, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2024. Accordingly, these unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Group for each of the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2025. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024.

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

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2—Other inputs that are directly or indirectly observable in the marketplace.

●	Level 3—Unobservable inputs which are supported by little or no market activity.

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

Recent accounting pronouncements

New accounting standards which have not yet been adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires that public entities on an annual basis, (1) in the rate reconciliation, disclose specific categories and provide additional information for reconciling items that meet a quantitative threshold; (2) about income taxes paid, disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); and (3) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect that the adoption of ASU 2023-09 will have a significant impact on the Company’s consolidated financial statements as the standard does not change the recognition or measurement of current and deferred income taxes and is currently evaluating the impact on the income tax footnote disclosures.

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

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price.  The divestiture of SEED represents a strategic shift in the Company’s reallocation and optimization of the available resources to pipelines with greater potential. In accordance with ASC 205-20, all assets and liabilities of SEED were classified as held-for-sale in the consolidated balance sheets as of December 31, 2024 and June 30, 2025, and the results of operations of SEED were reflected as discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2025, and retroactively applied to the three and six months ended June 30, 2024.

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

(iii)

At the Third Closing (as defined in each Agreement, as amended, which shall be no later than December 15, 2026), the Company will sell and transfer to the Purchasers a total of 3,500,128 Shares, comprised of 1,750,064Shares to Winning View Investment Limited, 583,355 Shares to FULL TECH CORPORATE DEVELOPMENT LIMITED and 1,166,709 Shares to Mapfil Investment Limited. Immediately upon the Third Closing, the Company’s direct and indirect ownership in SEED will ultimately decrease to 14.37%.

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

	As of
	December 31, 2024	June 30, 2025
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,125	$13,583
Short-term investments	12,044	2,000
Advances to suppliers	86	68
Prepaid expenses and other current assets	92	61
Total current assets	25,347	15,712

Noncurrent assets:
Property and equipment, net	1,323	1,255
Operating right-of-use assets	3,182	2,934
Other noncurrent assets	268	294
Total noncurrent assets	4,773	4,483

Total assets	$30,120	$20,195

Liabilities and equity
Current liabilities:
Short-term loans	$3,911	$3,985
Accounts payable	505	285
Accrued expenses	1,354	2,183
Current portion of operating lease liabilities	400	415
Deferred revenue	2,001	2,001
Other current liabilities	642	750
Total current liabilities	8,813	9,619

Noncurrent liabilities:
Operating lease liabilities	2,375	2,165
Deferred revenue	3,822	2,821
Total noncurrent liabilities	6,197	4,986

Total liabilities	$15,010	$14,605

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

3.	Discontinued operations (continued)

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$500	$500	$1,000	$1,000

Operating expenses
Research and development	(1,425)	(2,498)	(2,599)	(5,487)
General and administrative	(565)	(862)	(1,128)	(1,726)

Loss from operations	(1,490)	(2,860)	(2,727)	(6,213)
Foreign exchange gain, net	-	1	-	1
Interest income	3	46	7	114
Other income, net	49	42	74	95

Loss before income tax	(1,438)	(2,771)	(2,646)	(6,003)
Income tax expense	-	-	-	-

Loss from discontinued operations before disposal	(1,438)	(2,771)	(2,646)	(6,003)
Gain on sale of subsidiary interests	-	-	-	6,986

Net income (loss) from discontinued operations	$(1,438)	$(2,771)	$(2,646)	$983

	Six months ended June 30,
	2024	2025
	(Unaudited)	(Unaudited)

Net cash used in discontinued operating activities	$(6,888)	$(5,790)
Net cash provided by discontinued investing activities	$-	$9,800
Net cash provided by discontinued financing activities	$-	$-

In connection with the First Closing, the Company recorded a gain on the sale of subsidiary interests:

Gain recognized on the First Closing
Fair value of consideration received	$7,354
Less: Adjustments to noncontrolling interests (6.75% of the equity interests)	368
Gain on sale of subsidiary interests	$6,986

4.	Collaboration agreements

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

The Company determined that the License and the Manufacturing and Supply Services are not distinct from each other and represent a single performance obligation. The transaction price of the arrangement was the upfront payment of $31,039 (RMB200,000). The development and commercialization milestone payments and the minimum royalty payments are fully constrained at contract inception due to uncertainty of achievement and are not included in the transaction price. The transaction price allocated to the License and Manufacturing and Supply Services, as a combined performance obligation, will be recognized as revenue over time using unit of delivery measure of progress, as the Company believes that it faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation. The Company did not recognize any revenues from the Hengrui Collaboration Agreement for the three and six months ended June 30, 2024 and 2025, and recorded the entire upfront non-refundable fee received as deferred revenue.

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

SEED recognized collaboration revenue of $500 and $500 related to the Lilly Collaboration Agreement for the three months ended June 30, 2024 and 2025, respectively. Revenue recognized in each period were from amounts included in contract liabilities at the beginning of the period and milestone payments received during the period, if any. These recognized revenues were included in loss from discontinued operations and the related contract liabilities were included in current and noncurrent liabilities of discontinued operations, for all the periods presented.

5.	Property and equipment, net

Property and equipment of continuing operations consisted of the following:

	December 31, 2024	June 30, 2025
	$	$
		(Unaudited)

Office equipment	317	320
Laboratory equipment	111	113
Motor vehicles	94	96
Leasehold improvements	271	271

	793	800
Less: accumulated depreciation	(554)	(598)

Property and equipment, net	239	202

Depreciation expenses of continuing operations for the three and six months ended June 30, 2024 were $64 and $80, respectively. Depreciation expenses of continuing operations for the three and six months ended June 30, 2025 were $23 and $44, respectively.

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

6.	Income taxes

Income tax expense for the three months ended June 30, 2025 was $22. Income tax expense was $42 and nil for the six months ended June 30, 2025 and 2024, respectively. The income tax expense for the three months ended June 30, 2025 was primarily attributable to interest accrued related to unrecognized tax benefits in income tax expense.

The effective tax rate for the three months ended June 30, 2025 was (1.2%), compared with 0.0% for the corresponding period of 2024. The effective tax rate for the six months ended June 30, 2025 of (0.95%) decreased compared to the effective tax rate of 0.0% for the six months ended June 30, 2024, primarily due to the accrual of interest related to unrecognized tax benefits. The primary component of the Company’s effective rate for both periods that drive the difference from the U.S. Federal corporate income tax rate of 21% is the impact of the tax rates in the jurisdictions, as well as the increases to the valuation allowance recorded against the deferred tax assets.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of December 31, 2024 and June 30, 2025, the Company maintained a full valuation allowance against its net deferred tax assets.

As of June 30, 2025, the Company had gross unrecognized tax benefits of $4,573. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, and limitations on deductions for accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.

7.	Earnings (loss) per share

Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the share options and the vesting of restricted shares, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive. The effects of all share options and unvested restricted shares were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive during the three and six months ended June 30, 2024 and 2025.

Basic and diluted net earnings (loss) per share attributable to ordinary shareholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to BeyondSpring Inc. – basic and diluted	$(4,031)	$(1,806)	$(7,262)	$2,671

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	39,280,607	40,316,320	39,154,885	40,316,320

Net earnings (loss) per share – basic and diluted	$(0.10)	$(0.04)	$(0.19)	$0.07

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

The Company granted a total of 224,750 and 224,750 share options, and nil and 6,000 restricted shares, respectively, for the three and six months ended June 30, 2025.

The following table summarizes total share-based compensation expense recognized under 2017 Plan for the three and six months ended June 30, 2024 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	58	28	116	54
General and administrative	686	95	846	287

Total	744	123	962	341

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

SEED granted a total of 2,000 and 6,500 share options under the SEED Plan for the three and six months ended June 30, 2025, respectively.

The following table summarizes total share-based compensation expense recognized under the SEED Plan for the three and six months ended June 30, 2024, and 2025. These expenses were included in loss from discontinued operations for all the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	17	7	33	15
General and administrative	17	15	34	33

Total	34	22	67	48

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

9.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing funds and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits from continuing operations, which were expensed as incurred, were $15 and $15 for the three and six months ended June 30, 2024 and were $17 and $33 for the three and six months ended June 30, 2025, respectively.

BeyondSpring US maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for eligible employees in the U.S. employees. The 401(k) Plan allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company matches up to 6% of the participant’s base salary. Company contributions for continuing operations to the 401(k) Plan totaled $20 and $41 for the three and six months ended June 30, 2024 and $14 and $29 for the three and six months ended June 30, 2025, respectively.

10.	Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2024 and June 30, 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to nil.

11.	Supplemental balance sheet information

Other noncurrent assets consist of the following:

	As of
	December 31, 2024	June 30, 2025
	$	$
		(unaudited)
Deductible input value-added tax	113	119
Others	100	97

Total	213	216

Other current liabilities consist of the following:

	As of
	December 31, 2024	June 30, 2025
	$	$
		(unaudited)
Compensation related	612	510
Professional services	71	-
Other taxes payable	1	-
Others	96	102

Total	780	612

Other noncurrent liabilities consist of the following:

	As of
	December 31, 2024	June 30, 2025
	$	$
		(unaudited)
Compensation related	73	45
Income tax payable	3,240	3,344
Other taxes payable	373	394

Total	3,686	3,783

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

The accretion to redemption value associated with contingently redeemable noncontrolling interests totaled $200 and $400 for the three and six months ended June 30, 2024, respectively, and nil for the three and six months ended June 30, 2025.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Clinical and pre-clinical expenses	158	188	236	302
Patent expenses	294	271	553	436
Personnel costs	950	679	1,988	1,768
Professional services	943	470	1,256	1,442
Other operational expenses	296	341	663	610
Other segment items	10	(71)	35	(97)
Segment net loss	2,651	1,878	4,731	4,462
Reconciliation of net loss:
Net loss (income) from discontinued operations	1,438	2,771	2,646	(983)
Consolidated net loss	4,089	4,649	7,377	3,479

The Company’s long-lived assets of continuing operations by geographic area are presented as follows:

	As of
	December 31, 2024	March 31, 2025
	$	$
Property and equipment, net:		(unaudited)

PRC	34	22
U.S.	205	180

Total	239	202

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plinabulin binds in a unique pocket of tubulin and activates the immune defense protein GEF-H1, which leads to induction of innate and adaptive immunity via dendritic cell (DC) maturation. In June 2025, we published in Cell Press “Med” Plinabulin’s DC maturation benefit to responding patients in eight cancers, based on our multi-year collaboration with MD Anderson Cancer Center. With this unique immune mechanism, Plinabulin is being studied as an anti-cancer agent in a number of company-sponsored studies and investigator-initiated studies in late-line and first-line cancer treatments, including targeting patients progressed on checkpoint inhibitors in NSCLC with no actionable driver alteration, which we believe presents a severe unmet medical need.

The current standard of care for first-line NSCLC without driver mutations is chemotherapy plus PD-1/PD-L1 antibodies, with 60% patients progress on these therapies. Once patients progress on these regimens, docetaxel, a drug approved over 25 years ago, is recommended in the second- and third-line, but it has modest clinical benefit and results in high severe neutropenia. To address the significant unmet need in this population, we have been conducting multiple studies on Plinabulin combinations. First, we completed a randomized global Phase 3 study of Plinabulin in combination with docetaxel compared with docetaxel alone for second- and third-line treatment of NSCLC, with epidermal growth factor receptor (EGFR) wild type (DUBLIN-3 Phase 3 registration study). The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care docetaxel alone. Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction. The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the International Association for the Study of Lung Cancer (IASLC) conference. We plan to use our best efforts to file an NDA with the NMPA as soon as possible. In addition, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303): Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented clinically meaningful data of high disease control rate and prolonged PFS from this study at European Society for Medical Oncology (ESMO) 2024, Society for Immunotherapy of Cancer (SITC) 2024, and American Society of Clinical Oncology (ASCO) 2025.

In addition, Plinabulin is being studied in a Phase 2 investigator-initiated study (Study 302) in combination with Keytruda®, etoposide and platinum for the first-line treatment of extensive-stage small cell lung cancer, or ES-SCLC, patients at Wuhan Union Hospital in China, where the current standard of care has limited median PFS.

Additional investigator initiated studies with Plinabulin include: 1) in combination with nivolumab, a PD-1 antibody, for the treatment of NSCLC at the University of California San Diego and the University of Washington (Phase 1 completed); 2) in combination with nivolumab and ipilimumab, a CTLA-4 antibody, for the treatment of ES-SCLC at the Rutgers University and other U.S. clinical centers (both Phase 1 and Phase 2 completed); and 3) in combination with PD-1 or PD-L1 antibodies and radiation for the treatment of patients in eight cancers who progressed from PD-1/PD-L1 antibodies at The University of Texas MD Anderson Cancer Center (Phase 1 completed and presented at SITC 2023, based on which we published Plinabulin’s DC maturation benefit to such patients in Cell Press “Med” in June 2025). We provide financial support for these various investigator-initiated clinical trials as well as the drug supply of Plinabulin.

We expect each of these studies to benefit from our previous investigation of Plinabulin as an agent that has been studied in two randomized, controlled Phase 3 clinical studies to have demonstrated a statistically significant reduction in chemotherapy induced neutropenia (CIN) as an additional safety benefit. In total, over 700 patients have been treated with Plinabulin, where improvements in CIN have been repeatedly observed. Recent publication in Cancer Cell (Memon et al. 2024) suggested the mechanism for “acquired resistance” to immunotherapies could be due to “T cell exhaustion” and/or “antigen presenting cell (APC) pathway mutation”, which Plinabulin’s mechanism of DC maturation, with DC as the most potent APC, could potential target. Our strategy is to develop Plinabulin in multiple indications with the potential for Plinabulin to be an important component of the combination with chemotherapy or radiation to release real-time tumor antigen, with or without PD-1/L1 inhibitor, to re-sensitize patients who failed prior immunotherapies. To implement our strategy, we use a highly efficient business model that integrates clinical resources in the U.S. and China. We work with global contract research organizations, or CROs, such as ICON and Covance (now Labcorp), to ensure data quality with studies conducted under U.S. Good Clinical Practice requirements. Our drug development capabilities are facilitated by interest from clinical investigators in the U.S. and China, as well as by our understanding of the pharmaceutical industry, clinical resources and regulatory system in China.

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

Through June 30, 2025, we have raised approximately $299.0 million in equity financings, $10.2 million of issuance of non-controlling interests, $34.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly and approximately $31.0 million upfront payment to Wanchunbulin from Hengrui. As of June 30, 2025, our continuing operations had no outstanding debt and held $9.5 million in cash and cash equivalents. We expect to receive $28.07 million in tranches from the sale of our Series A-1 Preferred Shares of SEED as described under “—Discontinued Operations.”

Our consolidated net loss was $4.1 million and $7.4 million for the three and six months ended June 30, 2024, respectively. Our consolidated net loss was $4.6 million and $3.5 million for the three and six months ended June 30, 2025, respectively. As of December 31, 2024 and June 30, 2025, we had an accumulated deficit of $407.4 million and $404.8 million, respectively. Substantially all of our losses have resulted from funding our preclinical studies, clinical trials, manufacturing our drug product, our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase in connection with our ongoing activities, as we:

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

Discontinued Operations

SEED was founded by us in 2019. As of June 30, 2025, BeyondSpring Inc. and SEED Technology Limited, its majority-owned indirect subsidiary, or, collectively, the BYSI Entities, owned an aggregate of 10,289,545 Series A-1 Preferred Shares of SEED.

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

As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. We reclassified the financial results of SEED to Discontinued Operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented. In connection with the first closing described above, we recorded a gain on sale of subsidiary interests of $7.0 million. We also reclassified the related assets and liabilities as current and noncurrent assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025. Cash flows from discontinued operations are not reclassified in the Condensed Consolidated Statements of Cash Flows but are disclosed in the accompanying condensed consolidated financial statements footnotes. See Note 3 (Discontinued operations) to our condensed consolidated financial statements for additional information.

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

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. For the three and six months ended June 30, 2025, our discontinued operations generated $0.5 million and $1.0 million of revenue, respectively, through SEED’s research collaboration and license agreement with Eli Lilly and our continuing operations did not generate any revenue. The RMB 200 million (approximately $31 million) upfront payment received by Wanchunbulin from Hengrui is recorded as deferred revenue and will be recognized as revenue over time after product approval using unit of delivery measure of progress. In the future, we may generate revenue from a combination of product sales, reimbursements, upfront payments, milestone payments and royalties in connection with existing and future collaborations. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue from product sales in the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024, respectively, together with the percentage changes in those items:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(1,002)	(829)	21%
General and administrative	(947)	(1,812)	-48%
Loss from operations	(1,949)	(2,641)	-26%
Other income (expense)
Foreign exchange gain (loss), net	47	(22)	-314%
Interest income	28	11	155%
Other income, net	18	1	1700%
Total other income (expense), net	93	(10)	-1030%
Net loss before income tax	(1,856)	(2,651)	-30%
Income tax expenses	(22)	—	—
Net loss from continuing operations	(1,878)	(2,651)	-29%

Discontinued operations:
Loss from discontinued operations	(2,771)	(1,438)	93%
Net loss from discontinued operations	(2,771)	(1,438)	93%

Net loss	(4,649)	(4,089)	14%

Research and Development Expenses

Research and development (R&D) expenses were $1.0 million for the three months ended June 30, 2025 compared to $0.8 million for the three months ended June 30, 2024. The $0.2 million increase was primarily due to higher professional service fees in regulatory and CMC activities and higher volume of Plinabulin combination therapy research to support strategic business development and partnership initiatives.

The following table summarizes the research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	129	153	-16%
Preclinical expenses	59	5	1080%
Professional services	373	317	18%
Personnel compensation and related costs	347	325	7%
Facility and other expenses	94	29	224%
Total research and development	1,002	829	21%

General and Administrative Expenses

General and administrative (G&A) expenses were $0.9 million for the three months ended June 30, 2025, compared to $1.8 million for the three months ended June 30, 2024. The $0.9 million decrease was primarily due to lower professional service costs in consulting for business development and partnership initiatives, and lower salary expenses due to decrease in administrative headcount.

Other Income (Expenses)

Other income for the three months ended June 30, 2025 consisted primarily of foreign exchange gains and interest income. Other expenses for the three months ended June 30, 2024 consisted primarily of foreign exchange losses, offset by interest income.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024, respectively, together with the percentage changes in those items:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(1,876)	(1,550)	21%
General and administrative	(2,683)	(3,146)	-15%
Loss from operations	(4,559)	(4,696)	-3%
Other income (expense)
Foreign exchange gain (loss), net	76	(83)	-192%
Interest income	45	40	13%
Other income, net	18	8	125%
Total other income (expense), net	139	(35)	-497%
Net loss before income tax	(4,420)	(4,731)	-7%
Income tax expenses	(42)	—	—
Net loss from continuing operations	(4,462)	(4,731)	-6%

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Discontinued operations
Loss from discontinued operations	(6,003)	(2,646)	127%
Gain on sale of subsidiary interests	6,986	—	—
Net income (loss) from discontinued operations	983	(2,646)	-137%

Net loss	(3,479)	(7,377)	-53%

Research and Development Expenses

Research and development (R&D) expenses were $1.9 million for the six months ended June 30, 2025 compared to $1.6 million for the six months ended June 30, 2024. The $0.3 million increase was primarily due to higher professional service fees in regulatory and CMC activities, and higher volume of Plinabulin combination therapy research to support strategic business development and partnership initiatives.

The following table summarizes the research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	181	221	-18%
Preclinical expenses	121	15	707%
Professional services	661	598	11%
Personnel compensation and related costs	760	620	23%
Facility and other expenses	153	96	59%
Total research and development	1,876	1,550	21%

General and Administrative Expenses

General and administrative (G&A) expenses were $2.7 million for the six months ended June 30, 2025, compared to $3.1 million for the six months ended June 30, 2024. The $0.4 million decrease was primarily due to lower salary expenses resulting from decrease in administrative headcount, and lower company overhead expenses mainly due to decrease in investor relations services and D&O insurance related costs.

Other Income (Expenses)

Other income for the six months ended June 30, 2025 consisted primarily of foreign exchange gains and interest income. Other expenses for the three months ended June 30, 2024 consisted primarily of foreign exchange losses, offset by interest income.

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

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations. Substantially all of our negative cash flows have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred consolidated net losses of $7.4 million and $3.5 million for the six months ended June 30, 2024 and 2025, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $404.8 million and $407.4 million, respectively. Our primary use of cash is to fund research and development costs and for general and administrative costs. Our operating activities used $10.1 million and $12.3 million of cash, including $5.8 million and $6.9 million used in discontinued operating activities, during the six months ended June 30, 2025 and 2024, respectively. We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, sale of subsidiary interests and collaboration arrangements. In February 2025, we received approximately $7.4 million in cash as consideration for the first closing of the sale of a portion of our equity interests in SEED. As of June 30, 2025, our continuing operations had cash and cash equivalents of $9.5 million.

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

The following table provides information regarding our consolidated cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in operating activities	(10,072)	(12,254)
Net cash provided by investing activities	17,154	—
Net cash provided by financing activities	—	3,000
Net effect of foreign exchange rate changes	(2)	(100)
Net increase (decrease) in cash and cash equivalents	7,080	(9,354)

The following table provides information regarding cash flows of discontinued operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in discontinued operating activities	(5,790)	(6,888)
Net cash provided by discontinued investing activities	9,800	—
Net cash provided by discontinued financing activities	—	—

Cash inflows generated by our discontinued operations were used to support their own operations, including funding their own R&D activities, rather than being transferred to or used by the continuing operations. As such, we believe the liquidity of our continuing operations will not be negatively affected by the absence of discontinued operation’s cash flows.

Net Cash Used in Operating Activities

The cash used in operating activities for the six months ended June 30, 2025 and 2024 reflects adjustments to our net loss of $3.5 million and $7.4 million, respectively, for non-cash gains and charges, and changes in components of working capital. During the six months ended June 30, 2025, these non-cash adjustments mainly consisted of $7.0 million of gain on sale of subsidiary interests, $0.4 million of non-cash share-based compensation and $0.4 million of non-cash operating lease expenses. Net cash used in operating activities was $10.1 million for the six months ended June 30, 2025, compared to $12.3 million for the six months ended June 30, 2024. The $2.2 million decrease was primarily due to a decrease of operating cash expenditures during the quarter, partially offset by $0.3 million of cash proceeds from sale of short-term investments classified as trading securities.

The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs and related administrative costs. Our advances to suppliers and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $17.2 million, consisting primarily of $14.9 million cash proceeds from maturity of time deposits, $7.4 million cash consideration received in February 2025 for the first closing of the sale of a portion of our equity interests in SEED, offset by $5.0 million used to purchase time deposits. There were no cash provided by or used in investing activities for the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

There were no cash provided by financing activities for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2024 was the aggregate net cash proceeds of $3.0 million from the issuance of our equity securities.

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

We currently lease office space in New Jersey, with total space of 9,727 square feet. The lease expires in February 2027. Our current rent is $26,344 per month. Starting in August 2026, our annual rent will increase by $0.50 per square foot leased. We additionally pay for the cost of utilities, as well as our share of building real estate taxes and building operating expenses. Payments under the lease are expensed on a straight-line basis over the period of the lease.

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of $1,404. The lease is set to expire on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease. We are entitled to receive rent subsidy in the amount of RMB 220,000 (approximately $31,000) from the local government office of Dalian, China, with respect to our prior office lease in Dalian, China.

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

There have been no material changes to our critical accounting estimates as of and for the three months ended June 30, 2025, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer, who performs the functions of Principal Executive and Financial Officer under Rule 13a-15 under the Exchange Act, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive and Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1 (1)

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed with this Quarterly Report on Form 10-Q.

(2)	Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BeyondSpring Inc.

Date: August 13, 2025	/s/ Lan Huang
Name: Lan Huang
Title: Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)