Form 10-Q
period 2025-09-30
BeyondSpring Inc.
filed 2025-11-12
CIK 1677940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of September 30, 2025, 40,332,320 shares of the Registrant’s ordinary shares, par value $0.0001 per share, were outstanding.

BEYONDSPRING INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025
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

BEYONDSPRING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	As of
	December 31, 2024	September 30, 2025
	$	$
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	2,922	12,483
Short term investments	-	141
Advances to suppliers	240	250
Prepaid expenses and other current assets	68	131
Current assets of discontinued operations	25,347	11,406
Total current assets	28,577	24,411

Noncurrent assets:
Property and equipment, net	239	184
Operating right-of-use assets	513	368
Other noncurrent assets	213	219
Noncurrent assets of discontinued operations	4,773	4,302
Total noncurrent assets	5,738	5,073

Total assets	34,315	29,484

Liabilities and equity

Current liabilities:
Accounts payable	295	304
Accrued expenses	840	990
Current portion of operating lease liabilities	282	313
Other current liabilities	780	676
Current liabilities of discontinued operations	8,813	10,608
Total current liabilities	11,010	12,891

Noncurrent liabilities:
Operating lease liabilities	307	93
Deferred revenue	27,400	28,094
Other noncurrent liabilities	3,686	3,840
Noncurrent liabilities of discontinued operations	6,197	4,376
Total noncurrent liabilities	37,590	36,403

Total liabilities	48,600	49,294

Commitments and contingencies (Note 14)

Shareholders’ deficit
Ordinary shares ($0.0001 par value; 500,000,000 shares authorized; 40,316,320 and 40,322,320 shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively)	4	4
Additional paid-in capital	373,185	373,602
Accumulated deficit	(407,425)	(406,294)
Accumulated other comprehensive income	1,336	913

Total BeyondSpring Inc.’s shareholders’ deficit	(32,900)	(31,775)
Noncontrolling interests	18,615	11,965
Total shareholders’ deficit	(14,285)	(19,810)

Total liabilities and shareholders’ deficit	34,315	29,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Research and development	(622)	(1,039)	(2,172)	(2,915)
General and administrative	(1,736)	(751)	(4,882)	(3,434)

Loss from operations	(2,358)	(1,790)	(7,054)	(6,349)
Foreign exchange gain, net	128	24	45	100
Interest income	15	19	55	64
Other income, net	-	30	8	48

Loss before income tax	(2,215)	(1,717)	(6,946)	(6,137)
Income tax expenses	-	(26)	-	(68)

Net loss from continuing operations	(2,215)	(1,743)	(6,946)	(6,205)

Discontinued operations
Loss from discontinued operations	(2,358)	(3,201)	(5,004)	(9,204)
Gain on sale of subsidiary interests	-	-	-	6,986
Income tax expenses	-	-	-	-
Net loss from discontinued operations	(2,358)	(3,201)	(5,004)	(2,218)

Net loss	(4,573)	(4,944)	(11,950)	(8,423)
Less: Net income (loss) attributable to noncontrolling interests from continuing operations	(83)	41	(198)	(106)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(2,358)	(3,445)	(2,358)	(9,448)
Net income (loss) attributable to BeyondSpring Inc.	(2,132)	(1,540)	(9,394)	1,131

Earnings (loss) per share, basic and diluted
Continuing operations	(0.05)	(0.04)	(0.17)	(0.15)
Discontinued operations	-	-	(0.07)	0.18
Basic and diluted earnings (loss) per share	(0.05)	(0.04)	(0.24)	0.03

Weighted-average shares outstanding
Basic and diluted	40,300,350	40,317,266	39,539,494	40,316,639

Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment loss from continuing operations	(905)	(166)	(318)	(660)
Foreign currency translation adjustment gain (loss) from discontinued operations	4	(17)	(7)	(51)
Comprehensive loss	(5,474)	(5,127)	(12,275)	(9,134)
Less: Comprehensive loss attributable to noncontrolling interests from continuing operations	(408)	(19)	(311)	(343)
Less: Comprehensive loss attributable to noncontrolling interests from discontinued operations	(2,354)	(3,462)	(2,354)	(9,499)
Comprehensive income (loss) attributable to BeyondSpring Inc.	(2,712)	(1,646)	(9,610)	708

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	BeyondSpring Inc.’s shareholders
	Ordinary share				Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2023	39,029,163	4	368,599	(396,302)	894	(26,805)	(8,530)	(35,335)
Share-based compensation	-	-	207	-	-	207	34	241
Accretion of contingently redeemable noncontrolling interest	-	-	(200)	-	-	(200)	-	(200)
Other comprehensive income	-	-	-	-	261	261	153	414
Net loss	-	-	-	(3,231)	-	(3,231)	(57)	(3,288)
Balances at March 31, 2024	39,029,163	4	368,606	(399,533)	1,155	(29,768)	(8,400)	(38,168)
Issuance of ordinary shares	1,271,187	-	2,970	-	-	2,970	-	2,970
Share-based compensation	-	-	741	-	-	741	35	776
Accretion of contingently redeemable noncontrolling interest	-	-	(200)	-	-	(200)	-	(200)
Other comprehensive income	-	-	-	-	103	103	59	162
Net loss	-	-	-	(4,031)	-	(4,031)	(58)	(4,089)
Balances at June 30, 2024	40,300,350	4	372,117	(403,564)	1,258	(30,185)	(8,364)	(38,549)
Share-based compensation	-	-	799	-	-	799	31	830
Capital contribution from noncontrolling interests	-	-	-	-	-	-	20,000	20,000
Issuance costs incurred by noncontrolling interests	-	-	-	-	-	-	(96)	(96)
Accretion of contingently redeemable noncontrolling interest	-	-	(57)	-	-	(57)	-	(57)
Reclassification of contingently redeemable noncontrolling interests	-	-	-	-	-	-	12,331	12,331
Other comprehensive income	-	-	-	-	(580)	(580)	(321)	(901)
Net loss	-	-	-	(2,132)	-	(2,132)	(2,441)	(4,573)

Balances at September 30, 2024	40,300,350	4	372,859	(405,696)	678	(32,155)	21,140	(11,015)

	BeyondSpring Inc.’s shareholders
	Ordinary share				Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2024	40,316,320	4	373,185	(407,425)	1,336	(32,900)	18,615	(14,285)
Share-based compensation	-	-	211	-	-	211	27	238
Other comprehensive loss	-	-	-	-	(97)	(97)	(61)	(158)
Ownership interests in subsidiary transferred to third parties	-	-	-	-	-	-	368	368
Net income (loss)	-	-	-	4,477	-	4,477	(3,307)	1,170
Balances at March 31, 2025	40,316,320	4	373,396	(402,948)	1,239	(28,309)	15,642	(12,667)
Share-based compensation	6,000	-	119	-	-	119	22	141
Other comprehensive loss	-	-	-	-	(220)	(220)	(150)	(370)
Net loss	-	-	-	(1,806)	-	(1,806)	(2,843)	(4,649)
Balances at June 30, 2025	40,322,320	4	373,515	(404,754)	1,019	(30,216)	12,671	(17,545)
Share-based compensation	-	-	87	-	-	87	76	163
Capital contribution from noncontrolling interests	-	-	-	-	-	-	2,720	2,720
Issuance costs incurred by noncontrolling interests	-	-	-	-	-	-	(21)	(21)
Other comprehensive income	-	-	-	-	(106)	(106)	(77)	(183)
Net loss	-	-	-	(1,540)	-	(1,540)	(3,404)	(4,944)

Balances at September 30, 2025	40,322,320	4	373,602	(406,294)	913	(31,775)	11,965	(19,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”))

(Unaudited)

	Nine months ended September 30,
	2024	2025
	$	$
Cash flows from operating activities:
Net loss	(11,950)	(8,423)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expenses	265	243
Share-based compensation	1,856	555
Non-cash operating lease expenses	524	557
Unrealized gain on short-term investments	(45)	-
Gain on sale of subsidiary interests	-	(6,986)
Changes in assets and liabilities:
Short-term investments	(5,204)	254
Advances to suppliers	(5)	20
Prepaid expenses and other current assets	(55)	(1)
Other noncurrent assets	(87)	(36)
Accounts payable	(645)	(151)
Accrued expenses	(880)	1,332
Operating lease liabilities	(469)	(520)
Other current liabilities	296	246
Deferred revenue	(501)	(1,501)
Other noncurrent liabilities	67	146
Net cash used in operating activities	(17,425)	(14,265)
Cash flows from investing activities:
Acquisitions of property and equipment	(197)	(50)
Purchase of short-term investments	(2,000)	(7,241)
Proceeds from maturity of short-term investments	-	15,871
Proceeds from sale of subsidiary interests	-	7,354
Net cash provided by (used in) investing activities	(2,197)	15,934
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	3,000	-
Capital contribution from noncontrolling interests	18,000	2,720
Payments of offering costs	(30)	-
Payments of issuance costs of noncontrolling interests	(96)	(4)
Proceeds from loans	4,068	281
Net cash provided by financing activities	24,942	2,997
Effect of foreign exchange rate changes	(9)	(10)
Net increase in cash and cash equivalents	5,311	4,656
Cash and cash equivalents from continuing operations at beginning of period	15,337	2,922
Cash and cash equivalents from discontinued operations at beginning of period	2,413	13,125
Less: cash and cash equivalents from discontinued operations at end of period	3,776	8,220
Cash and cash equivalents from continuing operations at end of period	19,285	12,483

Supplemental disclosures of cash flow information
Interest paid	-	-
Interest received	50	263
Income taxes paid	7	1

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	40
Issuance costs accrued in accrued expenses and accounts payable	-	17

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

In January 2025, the Company entered into definitive agreements with three investors to sell a portion of Series A-1 Preferred Shares of SEED Therapeutics Inc. (“SEED”) owned by the Company, for gross proceeds of approximately $35,418. Upon completion of the transactions, the Company and SEED Technology Limited (“SEED Technology”), a majority-owned indirect subsidiary of the Company (collectively, the “BYSI Entities”) are expected to retain approximately 13.62% of SEED’s outstanding shares. See Note 3 – Discontinued operations for further information.

In September 2025, SEED entered into share purchase agreements with certain third-party investors to sell an aggregate of 1,411,761 of its Series A-3 Preferred Shares for an aggregate purchase price of $6,000 at a cash purchase price of $4.25 per share. As of September 30, 2025, the BYSI Entities owns approximately 34.29% of the outstanding equity interest in SEED, calculated on an as-converted basis. SEED continues to be consolidated into the financial statements of the Company since the Company remains substantive control of SEED.

As of September 30, 2025, the subsidiaries of the Company are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership by the Group	Principal activities
BeyondSpring Pharmaceuticals Inc. (“BeyondSpring US”)	Delaware, U.S.	June 18, 2013	100%	Clinical trial activities

BeyondSpring Ltd.	The British Virgin Islands (“BVI”)	December 3, 2014	100%	Holding company

BeyondSpring (HK) Limited (“BeyondSpring HK”)	Hong Kong	January 13, 2015	100%	Holding company

Wanchun Biotechnology Limited (“BVI Biotech”)	BVI	April 1, 2015	100%	Holding company

Wanchun Biotechnology (Dalian) Ltd. (“Wanchun Dalian”)	People’s Republic of China (“PRC”)	April 23, 2015	100%	Holding company

Dalian Wanchunbulin Pharmaceuticals Ltd. (“Wanchunbulin”)	PRC	May 6, 2015	57.97%	Clinical trial activities

Beijing Wanchun Pharmaceutical Technology Ltd. (“Beijing Wanchun”)	PRC	May 21, 2018	57.97%	Holding company

SEED Therapeutics Inc. (“SEED”)	BVI	June 25, 2019	36.61%	Pre-clinical development activities

SEED Technology Limited (“SEED Technology”)	BVI	December 9, 2019	57.97%	Holding company

SEED Therapeutics US, Inc. (“SEED US”)	Delaware, U.S.	November 25, 2020	36.61%	Pre-clinical development activities

Wanchun Hongji (Dalian) Pharmaceuticals Ltd. (“Wanchun Hongji”)	PRC	March 22, 2022	36.61%	Pre-clinical development activities

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2025, the condensed consolidated statements of shareholders’ deficit for the three and nine months ended September 30, 2024 and 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2025, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2024. Accordingly, these unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Group for each of the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2025. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2024.

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

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, and accounts payable. The carrying values of cash and cash equivalents, accounts payable, and time deposits approximated their fair values due to their short-term nature. The Company measures its bond investments at their fair value on a recurring basis based on quoted subscription/redemption price published by the relevant banks.

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

The consolidated financial statements include segment information which reflects the current composition of the reportable segments in accordance with ASC 280, Segment Reporting. See Note 15– Segment reporting and geographic information for further information.

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

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price.  The divestiture of SEED represents a strategic shift in the Company’s reallocation and optimization of the available resources to pipelines with greater potential. In accordance with ASC 205-20, all assets and liabilities of SEED were classified as held-for-sale in the consolidated balance sheets as of December 31, 2024 and September 30, 2025, and the results of operations of SEED were reflected as discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2025, and retroactively applied to the three and nine months ended September 30, 2024.

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

The Agreements, as amended, will be executed in three separate closings as described below. The ownership percentages for all closings are calculated on an as-converted basis, excluding any shares that may be reserved under an employee stock ownership plan or similar arrangement.

In August 2024, SEED completed the first close of its Series A-3 financing, where SEED sold an aggregate of 5,647,059 of its Series A-3 Preferred Shares to Eisai Co., Ltd (“Eisai”) and certain other third-party investors, for an aggregate purchase price of $24,000, each at a cash purchase price of $4.25 per share. In September 2025, SEED completed the second close of its Series A-3 financing, where SEED sold an aggregate of 1,411,761 Series A-3 Preferred Shares to several third-party investors, for an aggregate purchase price of $6,000, each at a cash purchase price of $4.25 per share.

The ownership percentage for the First Closing is calculated after taking into account the issuance of an aggregate of 5,647,059 Series A-3 Preferred Shares in SEED A-3 first close, and the ownership percentages for the Second Closing and Third Closing are calculated after taking into account the additional issuance of an aggregate of 1,411,761 Series A-3 Preferred Shares in SEED A-3 second close, assuming there is no other change to SEED’s share capital prior to such Closing.

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

(ii)

At the Second Closing (as defined in each Agreement, as amended, which shall be no later than December 15, 2025), the Company will sell and transfer to the Purchasers a total of 3,103,055 Shares, comprised of 1,436,327 Shares to Winning View Investment Limited, 555,576 Shares to FULL TECH CORPORATE DEVELOPMENT LIMITED and 1,111,152 Shares to Mapfil Investment Limited. Immediately upon the Second Closing, the Company’s direct and indirect ownership in SEED will further decrease to 26.56%. The Company will lose the controlling interest of SEED due to the loss of control of the SEED Board.

(iii)

At the Third Closing (as defined in each Agreement, as amended, which shall be no later than December 15, 2026), the Company will sell and transfer to the Purchasers a total of 3,500,128 Shares, comprised of 1,750,064 Shares to Winning View Investment Limited, 583,355 Shares to FULL TECH CORPORATE DEVELOPMENT LIMITED and 1,166,709 Shares to Mapfil Investment Limited. Immediately upon the Third Closing, the Company’s direct and indirect ownership in SEED will ultimately decrease to 13.62%.

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

	As of
	December 31, 2024	September 30, 2025
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,125	$8,220
Short-term investments	12,044	3,100
Advances to suppliers	86	56
Prepaid expenses and other current assets	92	30
Total current assets	25,347	11,406

Noncurrent assets:
Property and equipment, net	1,323	1,195
Operating right-of-use assets	3,182	2,809
Other noncurrent assets	268	298
Total noncurrent assets	4,773	4,302

Total assets	$30,120	$15,708

Liabilities and equity
Current liabilities:
Short-term loans	$3,911	$4,291
Accounts payable	505	358
Accrued expenses	1,354	2,540
Current portion of operating lease liabilities	400	422
Deferred revenue	2,001	2,001
Other current liabilities	642	996
Total current liabilities	8,813	10,608

Noncurrent liabilities:
Operating lease liabilities	2,375	2,055
Deferred revenue	3,822	2,321
Total noncurrent liabilities	6,197	4,376

Total liabilities	$15,010	$14,984

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

3.	Discontinued operations (continued)

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$501	$501	$1,501	$1,501

Operating expenses
Research and development	(2,264)	(2,656)	(4,863)	(8,143)
General and administrative	(696)	(1,091)	(1,824)	(2,817)

Loss from operations	(2,459)	(3,246)	(5,186)	(9,459)
Foreign exchange gain, net	-	1	-	1
Interest income	43	35	50	149
Other income, net	58	10	132	105

Loss before income tax	(2,358)	(3,201)	(5,004)	(9,204)
Income tax expense	-	-	-	-

Loss from discontinued operations before disposal	(2,358)	(3,201)	(5,004)	(9,204)
Gain on sale of subsidiary interests	-	-	-	6,986

Net loss from discontinued operations	$(2,358)	$(3,201)	$(5,004)	$(2,218)

	Nine months ended September 30,
	2024	2025
	(Unaudited)	(Unaudited)

Net cash used in discontinued operating activities	$(10,207)	$(8,879)
Net cash provided by (used in) discontinued investing activities	$(2,197)	$8,721
Net cash provided by discontinued financing activities	$21,972	$2,997

In connection with the First Closing, the Company recorded a gain on the sale of subsidiary interests:

Gain recognized on the First Closing
Fair value of consideration received	$7,354
Less: Adjustments to noncontrolling interests (6.75% of the equity interests)	368
Gain on sale of subsidiary interests	$6,986

4.	Short-term investments

Short-term investments as of September 30, 2025 are summarized below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (Net carrying amount)
	$	$	$	$
As of September 30, 2025
Available-for-sale debt securities
Bond investment	141	-	-	141

Total at September 30, 2025	141	-	-	141

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

5.	Collaboration agreements

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

The Company determined that the License and the Manufacturing and Supply Services are not distinct from each other and represent a single performance obligation. The transaction price of the arrangement was the upfront payment of $31,039 (RMB200,000). The development and commercialization milestone payments and the minimum royalty payments are fully constrained at contract inception due to uncertainty of achievement and are not included in the transaction price. The transaction price allocated to the License and Manufacturing and Supply Services, as a combined performance obligation, will be recognized as revenue over time using unit of delivery measure of progress, as the Company believes that it faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation. The Company did not recognize any revenues from the Hengrui Collaboration Agreement for the three and nine months ended September 30, 2024 and 2025, and recorded the entire upfront non-refundable fee received as deferred revenue.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

5.	Collaboration agreements (continued)

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

Under the Lilly Collaboration Agreement, Lilly paid SEED an upfront non-refundable fee of $10,000 in November 2020. In addition, SEED will also be eligible to receive up to approximately $780,000 in potential pre-clinical discovery, clinical and regulatory development milestone payments, as well as commercial milestones and royalty payments based on net sales of products that result from the collaboration. As of September 30, 2025, SEED has received $3,000 of these milestone payments for pre-clinical discovery. The Lilly Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company further determined the collaboration is reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

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

SEED recognized collaboration revenue of $501 and $501 related to the Lilly Collaboration Agreement for the three months ended September 30, 2024 and 2025, respectively, and $1,501 and $1,501 for the nine months ended September 30, 2024 and 2025, respectively. Revenues recognized in each period were from amounts included in contract liabilities at the beginning of the period and milestone payments received during the period, if any. These recognized revenues were included in loss from discontinued operations and the related contract liabilities were included in current and noncurrent liabilities of discontinued operations, for all the periods presented.

6.	Property and equipment, net

Property and equipment of continuing operations consisted of the following:

	December 31, 2024	September 30, 2025
	$	$
		(Unaudited)

Office equipment	317	321
Laboratory equipment	111	113
Motor vehicles	94	96
Leasehold improvements	271	273

	793	803
Less: accumulated depreciation	(554)	(619)

Property and equipment, net	239	184

Depreciation expenses of continuing operations for the three and nine months ended September 30, 2024 were $30 and $110, respectively. Depreciation expenses of continuing operations for the three and nine months ended September 30, 2025 were $21 and $65, respectively.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

7.	Income taxes

Income tax expense was $26 and $0 for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $68 and $0 for the nine months ended September 30, 2025 and 2024, respectively. The income tax expense for the nine months ended September 30, 2025 was primarily attributable to interest accrued related to unrecognized tax benefits in income tax expense.

The effective tax rate for the three months ended September 30, 2025 was (1.51%), compared with 0.0% for the corresponding period of 2024. The effective tax rate for the nine months ended September 30, 2025 of (1.11%) decreased compared to the effective tax rate of 0.0% for the nine months ended September 30, 2024, primarily due to the accrual of interest related to unrecognized tax benefits. The primary component of the Company’s effective rate for both periods that drive the difference from the U.S. Federal corporate income tax rate of 21% is the impact of the tax rates in the jurisdictions, as well as the increases to the valuation allowance recorded against the deferred tax assets.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of December 31, 2024 and September 30, 2025, the Company maintained a full valuation allowance against its net deferred tax assets.

As of September 30, 2025, the Company had gross unrecognized tax benefits of $4,789. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

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

8.	Earnings (loss) per share

Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the share options and the vesting of restricted shares, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive. The effects of all share options and unvested restricted shares were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive during the three and nine months ended September 30, 2024 and 2025.

Basic and diluted net earnings (loss) per share attributable to ordinary shareholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to BeyondSpring Inc. – basic and diluted	$(2,132)	$(1,540)	$(9,394)	$1,131

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	40,300,350	40,317,266	39,539,494	40,316,639

Net earnings (loss) per share – basic and diluted	$(0.05)	$(0.04)	$(0.24)	$0.03

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

The Company granted a total of nil and 224,750 share options, and nil and 6,000 restricted shares, respectively, for the three and nine months ended September 30, 2025. The Company granted a total of nil and 838,939 share options, respectively, for the three and nine months ended September 30, 2024.

The following table summarizes total share-based compensation expense recognized under 2017 Plan for the three and nine months ended September 30, 2024 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	34	28	150	82
General and administrative	761	60	1,607	347

Total	795	88	1,757	429

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

SEED granted a total of 367,844 and 374,344 share options under the SEED Plan for the three and nine months ended September 30, 2025, respectively. SEED granted a total of nil and 583,833 share options under the SEED Plan for the three and nine months ended September 30, 2024, respectively.

The following table summarizes total share-based compensation expense recognized under the SEED Plan for the three and nine months ended September 30, 2024, and 2025. These expenses were included in loss from discontinued operations for all the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	8	8	41	23
General and administrative	24	70	58	103

Total	32	78	99	126

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

10.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing funds and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits from continuing operations, which were expensed as incurred, were $16 and $31 for the three and nine months ended September 30, 2024 and were $12 and $45 for the three and nine months ended September 30, 2025, respectively.

BeyondSpring US maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for eligible employees in the U.S. employees. The 401(k) Plan allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company matches up to 6% of the participant’s base salary. Company contributions for continuing operations to the 401(k) Plan totaled $15 and $56 for the three and nine months ended September 30, 2024 and $16 and $44 for the three and nine months ended September 30, 2025, respectively.

11.	Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2024 and September 30, 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to nil.

12.	Supplemental balance sheet information

Other noncurrent assets consist of the following:

	As of
	December 31, 2024	September 30, 2025
	$	$
		(unaudited)
Deductible input value-added tax	113	122
Others	100	97

Total	213	219

Other current liabilities consist of the following:

	As of
	December 31, 2024	September 30, 2025
	$	$
		(unaudited)
Compensation related	612	606
Professional services	71	-
Income tax expense	-	1
Other taxes payable	1	2
Others	96	67

Total	780	676

Other noncurrent liabilities consist of the following:

	As of
	December 31, 2024	September 30, 2025
	$	$
		(unaudited)
Compensation related	73	48
Income tax payable	3,240	3,389
Other taxes payable	373	403

Total	3,686	3,840

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

The accretion to redemption value associated with contingently redeemable noncontrolling interests is $57 and $457 for the three and nine months ended September 30, 2024, respectively, and nil for the three and nine months ended September 30, 2025.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

14.	Commitments and contingencies

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

15.	Segment reporting and geographic information

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

The Company’s Chief Executive Officer, as the CODM, uses segment net loss to allocate resources for each segment and to assess the performance of each segment, primarily by monitoring actual results versus approved budgets. Significant segment expenses are presented in the table below. Other segment items include interest income, other income, net, and income tax expenses. The CODM does not evaluate the performance of segments using asset or liability information. The amounts presented below have taken into account the elimination of intersegment supporting expenses totaling $60 and $180 for the three and nine months ended September 30, 2024, respectively. There were no intersegment supporting expenses for the three and nine months ended September 30, 2025.

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Clinical and pre-clinical expenses	166	430	402	732
Patent expenses	146	156	699	593
Personnel costs	953	634	3,456	2,403
Professional services	824	256	1,563	1,698
Other operational expenses	269	314	934	923
Other segment items	(143)	(47)	(108)	(144)
Segment net loss	2,215	1,743	6,946	6,205
Reconciliation of net loss:
Net loss from discontinued operations	2,358	3,201	5,004	2,218
Net loss	4,573	4,944	11,950	8,423

The Company’s long-lived assets of continuing operations by geographic area are presented as follows:

	As of
	December 31, 2024	September 30, 2025
	$	$
Property and equipment, net:		(unaudited)

PRC	34	16
U.S.	205	168

Total	239	184

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

16.	Fair value measurements

Assets measured at fair value on a recurring basis as of September 30, 2025 are summarized below:

		Fair value measurement
Recurring fair value measurement	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$

As of September 30, 2025
Assets:
Available-for-sale debt securities
Bond investment	141	-	141	-
Total assets measured at fair value	141	-	141	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. Our first-in-class lead asset, Plinabulin, which has been administered to over 700 cancer patients with generally good tolerability, is being developed as a potential “pipeline in a drug” in various cancer indications as a direct anti-cancer agent, and as a late stage clinical asset in second and third line NSCLC with epidermal growth factor receptor (EGFR) wild type, a severe unmet medical need. We are also developing three small molecule immune agents, which are currently in pre-clinical stages. In addition, we founded and continue to own an equity stake in SEED Therapeutics Inc., or SEED. SEED is utilizing a proprietary Targeted Protein Degradation (TPD) drug discovery platform, or “molecular glue” technology, to develop innovative therapeutic agents from internal research and development efforts and with our collaborators on currently undruggable protein targets. SEED is partnering with Eli Lilly and Co. and Eisai Co., Ltd. to discover and develop new chemical entities through this proprietary TPD platform which could produce therapeutic benefits to patients suffering from oncology and central nervous system (CNS) disease, among others.

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

The current standard of care for first-line NSCLC without driver mutations is chemotherapy plus PD-1/PD-L1 antibodies, with 60% patients progress on these therapies. Once patients progress on these regimens, docetaxel, a drug approved over 25 years ago, is recommended in the second- and third-line, but it has modest clinical benefit and results in high severe neutropenia. To address the significant unmet need in this population, we have been conducting multiple studies on Plinabulin combinations. First, we completed a randomized global Phase 3 study of Plinabulin in combination with docetaxel compared with docetaxel alone for second- and third-line treatment of NSCLC, with EGFR wild type (DUBLIN-3 Phase 3 registration study). The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care docetaxel alone, with pronounced overall survival benefit in non-squamous patients (OS HR 0.76). Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction from over 33% to 5% (p<0.0001). The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the International Association for the Study of Lung Cancer (IASLC) conference. We plan to use our best efforts to file an NDA with the NMPA as soon as possible. In addition, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303): Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented clinically meaningful data of high disease control rate and prolonged PFS from this study at European Society for Medical Oncology (ESMO) 2024, Society for Immunotherapy of Cancer (SITC) 2024, and American Society of Clinical Oncology (ASCO) 2025.

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

We expect each of these studies to benefit from our previous investigation of Plinabulin as an agent that has been studied in two randomized, controlled Phase 3 clinical studies to have demonstrated a statistically significant reduction in chemotherapy induced neutropenia (CIN) as an additional safety benefit. In total, over 700 patients have been treated with Plinabulin, where improvements in CIN have been repeatedly observed. Recent publication in Cancer Cell (Memon et al. 2024) suggested the mechanism for “acquired resistance” to immunotherapies could be due to “T cell exhaustion” and/or “antigen presenting cell (APC) pathway mutation”, which Plinabulin’s mechanism of DC maturation, with DC as the most potent APC, could potentially target. Our strategy is to develop Plinabulin in multiple indications with the potential for Plinabulin to be an important component of the combination with chemotherapy or radiation to release real-time tumor antigen, with or without PD-1/L1 inhibitor, to re-sensitize patients who failed prior immunotherapies. To implement our strategy, we use a highly efficient business model that integrates clinical resources in the U.S. and China. We work with global contract research organizations, or CROs, such as ICON and Covance (now Labcorp), to ensure data quality with studies conducted under U.S. Good Clinical Practice requirements. Our drug development capabilities are facilitated by interest from clinical investigators in the U.S. and China, as well as by our understanding of the pharmaceutical industry, clinical resources and regulatory system in China.

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

Through September 30, 2025, we have raised approximately $299.0 million in equity financings, $10.2 million of issuance of non-controlling interests, $37.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly and approximately $31.0 million upfront payment to Wanchunbulin from Hengrui. As of September 30, 2025, our continuing operations had no outstanding debt and held $12.5 million in cash and cash equivalents. We expect to receive $28.07 million in tranches from the sale of our Series A-1 Preferred Shares of SEED as described under “—Discontinued Operations.”

Our consolidated net loss was $4.6 million and $12.0 million for the three and nine months ended September 30, 2024, respectively. Our consolidated net loss was $4.9 million and $8.4 million for the three and nine months ended September 30, 2025, respectively. As of December 31, 2024 and September 30, 2025, we had an accumulated deficit of $407.4 million and $406.3 million, respectively. Substantially all of our losses have resulted from funding our preclinical studies, clinical trials, manufacturing our drug product, our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase in connection with our ongoing activities, as we:

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

Discontinued Operations

SEED was founded by us in 2019. As of September 30, 2025, BeyondSpring Inc. and SEED Technology Limited, its majority-owned indirect subsidiary, or, collectively, the BYSI Entities, owned an aggregate of 10,289,545 Series A-1 Preferred Shares of SEED.

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

In September 2025, SEED entered into share purchase agreements with certain third-party investors to sell an aggregate of 1,411,761 of its Series A-3 Preferred Shares for an aggregate purchase price of $6 million at a cash purchase price of $4.25 per share.

As of the date of this Quarterly Report on Form 10-Q, the BYSI Entities own approximately 38.03% of the outstanding equity interest in SEED, and are expected to own approximately 22.82% and 9.89% of the outstanding equity interest in SEED after the second and third closings, respectively, in each case calculated on an as-converted basis (excluding any shares that may be reserved under an employee stock ownership plan, or similar arrangement), and assuming there is no other change to SEED’s share capital prior to such closings. For so long as the BYSI Entities remain holders of a majority of the Series A-1 Preferred Shares of SEED, they have the right to elect two directors of SEED. In addition, holders of a majority of the Series A-1 Preferred Shares and ordinary shares of SEED will have the right to elect two independent directors of SEED.

As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. We reclassified the financial results of SEED to Discontinued Operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented. In connection with the first closing described above, we recorded a gain on sale of subsidiary interests of $7.0 million. We also reclassified the related assets and liabilities as current and noncurrent assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2025. Cash flows from discontinued operations are not reclassified in the Condensed Consolidated Statements of Cash Flows but are disclosed in the accompanying condensed consolidated financial statements footnotes. See Note 3 (Discontinued operations) to our condensed consolidated financial statements for additional information.

Segments

From 2022 to 2024, we operated in two reportable segments, namely Plinabulin pipeline and TPD platform. The TPD platform segment was comprised of SEED’s operations. As a result of SEED’s operations being reclassified as discontinued operations, the TPD platform segment is excluded from the Company’s continuing operations.

See Note 15 (Segment reporting and geographic information) to our condensed consolidated financial statements for additional information.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. For the three and nine months ended September 30, 2025, our discontinued operations generated $0.5 million and $1.5 million of revenue, respectively, through SEED’s research collaboration and license agreement with Eli Lilly and our continuing operations did not generate any revenue. The RMB 200 million (approximately $31 million) upfront payment received by Wanchunbulin from Hengrui is recorded as deferred revenue and will be recognized as revenue over time after product approval using unit of delivery measure of progress. In the future, we may generate revenue from a combination of product sales, reimbursements, upfront payments, milestone payments and royalties in connection with existing and future collaborations. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue from product sales in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024, respectively, together with the percentage changes in those items:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(1,039)	(622)	67%
General and administrative	(751)	(1,736)	-57%
Loss from operations	(1,790)	(2,358)	-24%
Other income
Foreign exchange gain, net	24	128	-81%
Interest income	19	15	27%
Other income, net	30	—	—
Total other income, net	73	143	-49%
Net loss before income tax	(1,717)	(2,215)	-22%
Income tax expenses	(26)	—	—
Net loss from continuing operations	(1,743)	(2,215)	-21%

Discontinued operations:
Loss from discontinued operations	(3,201)	(2,358)	36%
Net loss from discontinued operations	(3,201)	(2,358)	36%

Net loss	(4,944)	(4,573)	8%

Research and Development Expenses

Research and development (R&D) expenses were $1.0 million for the three months ended September 30, 2025 compared to $0.6 million for the three months ended September 30, 2024. The $0.4 million increase was primarily due to higher drug manufacturing expenses, higher professional service expenses in regulatory affairs and higher volume of Plinabulin combination therapy research to support strategic business development and partnership initiatives.

The following table summarizes the research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	318	130	145%
Preclinical expenses	112	36	211%
Professional services	226	157	44%
Personnel compensation and related costs	312	280	11%
Facility and other expenses	71	19	274%
Total research and development	1,039	622	67%

General and Administrative Expenses

General and administrative (G&A) expenses were $0.8 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024. The $0.9 million decrease was primarily due to lower professional service costs in consulting for business development and partnership initiatives, and lower salary expenses due to decrease in administrative headcount.

Other Income (Expenses)

Other income for the three months ended September 30, 2025 and 2024 consisted primarily of foreign exchange gains and interest income.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024, respectively, together with the percentage changes in those items:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(2,915)	(2,172)	34%
General and administrative	(3,434)	(4,882)	-30%
Loss from operations	(6,349)	(7,054)	-10%
Other income
Foreign exchange gain, net	100	45	122%
Interest income	64	55	16%
Other income, net	48	8	500%
Total other income, net	212	108	96%
Net loss before income tax	(6,137)	(6,946)	-12%
Income tax expenses	(68)	—	—
Net loss from continuing operations	(6,205)	(6,946)	-11%

Discontinued operations:
Loss from discontinued operations	(9,204)	(5,004)	84%
Gain on sale of subsidiary interests	6,986	—	—
Net loss from discontinued operations	(2,218)	(5,004)	-56%

Net loss	(8,423)	(11,950)	-30%

Research and Development Expenses

Research and development (R&D) expenses were $2.9 million for the nine months ended September 30, 2025 compared to $2.2 million for the nine months ended September 30, 2024. The $0.7 million increase was primarily due to higher drug manufacturing expenses, higher professional service expenses in regulatory affairs, and higher volume of Plinabulin combination therapy research to support strategic business development and partnership initiatives.

The following table summarizes the research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	498	352	41%
Preclinical expenses	234	50	368%
Professional services	888	755	18%
Personnel compensation and related costs	1,072	899	19%
Facility and other expenses	223	116	92%
Total research and development	2,915	2,172	34%

General and Administrative Expenses

General and administrative (G&A) expenses were $3.4 million for the nine months ended September 30, 2025, compared to $4.9 million for the nine months ended September 30, 2024. The $1.5 million decrease was primarily due to lower salary expenses resulting from decrease in administrative headcount, lower professional services in consulting for business development and partnership initiatives, and lower company overhead expenses mainly due to decrease in investor relations services and D&O insurance related costs.

Other Income (Expenses)

Other income for the nine months ended September 30, 2025 and 2024 consisted primarily of foreign exchange gains and interest income.

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

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations. Substantially all of our negative cash flows have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred consolidated net losses of $12.0 million and $8.4 million for the nine months ended September 30, 2024 and 2025, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $406.3 million and $407.4 million, respectively. Our primary use of cash is to fund research and development costs and for general and administrative costs. Our operating activities used $14.3 million and $17.4 million of cash, including $8.9 million and $10.2 million used in discontinued operating activities, during the nine months ended September 30, 2025 and 2024, respectively. We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, sale of subsidiary interests and collaboration arrangements. In February 2025, we received approximately $7.4 million in cash as consideration for the first closing of the sale of a portion of our equity interests in SEED. As of September 30, 2025, our continuing operations had cash and cash equivalents of $12.5 million.

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

The following table provides information regarding our consolidated cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in operating activities	(14,265)	(17,425)
Net cash provided by (used in) investing activities	15,934	(2,197)
Net cash provided by financing activities	2,997	24,942
Net effect of foreign exchange rate changes	(10)	(9)
Net increase in cash and cash equivalents	4,656	5,311

The following table provides information regarding cash flows of discontinued operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in discontinued operating activities	(8,879)	(10,207)
Net cash provided by (used in) discontinued investing activities	8,721	(2,197)
Net cash provided by discontinued financing activities	2,997	21,972

Cash inflows generated by our discontinued operations were used to support their own operations, including funding their own R&D activities, rather than being transferred to or used by the continuing operations. As such, we believe the liquidity of our continuing operations will not be negatively affected by the absence of discontinued operation’s cash flows.

Net Cash Used in Operating Activities

The cash used in operating activities for the nine months ended September 30, 2025 and 2024 reflects adjustments to our net loss of $8.4 million and $12.0 million, respectively, for non-cash gains and charges, and changes in components of working capital. During the nine months ended September 30, 2025, these non-cash adjustments mainly consisted of $7.0 million of gain on sale of subsidiary interests, $0.6 million of non-cash share-based compensation and $0.6 million of non-cash operating lease expenses. Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2025, compared to $17.4 million for the nine months ended September 30, 2024. The $3.1 million decrease was primarily due to a decrease of operating cash expenditures during the year to date, partially offset by $0.3 million of cash proceeds from sale of short-term investments classified as trading securities.

The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs and related administrative costs. Our advances to suppliers and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $15.9 million, consisting primarily of $15.9 million cash proceeds from maturity of time deposits, $7.4 million cash consideration received in February 2025 for the first closing of the sale of a portion of our equity interests in SEED, offset by $7.2 million used to purchase time deposits. Net cash used in investing activities for the nine months ended September 30, 2024 was $2.2 million, which was primarily used for the purchase of time deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $3.0 million, which was from the sale of preferred shares of SEED in connection with its Series A-3 financing. Net cash provided by financing activities for the nine months ended September 30, 2024 was $24.9 million, mainly consisting of the aggregate net cash proceeds of $3.0 million from the issuance of our equity securities and $22.0 million from the sale of preferred shares of SEED in connection with its Series A-3 financing.

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

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of RMB 10,252 (approximately $1,440). The lease is set to expire on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease. We are entitled to receive rent subsidy in the amount of RMB 220,000 (approximately $31,000) from the local government office of Dalian, China, with respect to our prior office lease in Dalian, China.

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

There have been no material changes to our critical accounting estimates as of and for the nine months ended September 30, 2025, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer, who performs the functions of Principal Executive and Financial Officer under Rule 13a-15 under the Exchange Act, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive and Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BeyondSpring Inc.
Date: November 12, 2025	/s/ Lan Huang
Name: Lan Huang
Title: Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)