Form 10-K
period 2025-12-31
BeyondSpring Inc.
filed 2026-03-25
CIK 1677940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $69.7 million, based upon the closing price of such shares on the Nasdaq Capital Market on June 30, 2025.

As of February 27, 2026, 41,119,820 of the Registrant’s ordinary shares, par value $0.0001 per share, were outstanding.

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

Item 1.     Business.

Overview

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. Our first-in-class lead asset, Plinabulin is a novel brain-penetrant microtubule modulator with dendritic cell maturation and vasculature modulation mechanism, which has the potential to help mitigate “acquired resistance” from prior immune checkpoint inhibitors (ICI) treatment in cancer patients. Plinabulin has been administered to over 700 cancer patients with generally good tolerability and is being developed as a potential “pipeline in a drug” in various cancer indications as a direct anti-cancer agent with safety benefit of reducing chemotherapy-induced neutropenia (CIN). After a successful phase 3 study (DUBLIN-3) in NSCLC, Plinabulin regimen is in a confirmatory global phase 3 study in second- and third-line NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, a severe unmet medical need. We are also developing three small molecule immune agents, which are currently in pre-clinical stages. In addition, we founded and continue to own an equity stake in SEED Therapeutics Inc., or SEED. See “—SEED’s relationship with BeyondSpring” for additional information. SEED is utilizing a proprietary Targeted Protein Degradation (TPD) drug discovery platform, or “molecular glue” technology, to develop innovative therapeutic agents from internal research and development efforts and with our collaborators on currently undruggable protein targets. SEED has advanced its wholly owned lead oncology asset, a novel RBM39 degrader into phase 1 clinical studies in January 2026. SEED is partnering with Eli Lilly and Co., or Eli Lilly, and Eisai Co., Ltd., or Eisai, to discover and develop new chemical entities through this proprietary TPD platform which could produce therapeutic benefits to patients suffering from oncology and central nervous system (CNS) disease, among others.

Through our 15-year research and development efforts to progress our lead asset Plinabulin, we discovered that Plinabulin has novel mechanisms of action. Plinabulin is a differentiated microtubule modulator with different binding and kinetics from other microtubule stabilizing or depolymerizing agents. By depolymerizing microtubule, it activates the immune defense protein GEF-H1, which leads to induction of innate and adaptive immunity via dendritic cell (DC) maturation. In June 2025, we published in Cell Press “Med” Plinabulin’s DC maturation benefit to responding patients in eight cancers, based on our multi-year collaboration with The University of Texas MD Anderson Cancer Center, or MD Anderson. In January 2026, our research collaborator Dr. Steinmetz group published in “Cell” on the structural basis of microtubule-mediated signal transduction, which suggests the important role of microtubule as signal sensors to regulate cellular function, further supporting Plinabulin’s unique biological function. With this unique immune mechanism, Plinabulin is being studied as an anti-cancer agent in a number of company-sponsored studies and investigator-initiated studies in late-line and first-line cancer treatments, including targeting patients progressed on checkpoint inhibitors in NSCLC with EGFR wild type, which we believe presents a severe unmet medical need.

The current standard of care for first-line EGFR wild type NSCLC is PD-1/PD-L1 antibodies with or without platinum doublet. However, over 60% patients progress on these therapies, defined as “acquired resistance” due to “T cell exhaustion” and/or “antigen presenting cell (APC) pathway mutation” (Memon et al., Cancer Cell 2024). Once patients progress on these regimens, docetaxel, a drug approved over 25 years ago, is recommended in the second- and third-line, but it has modest clinical benefit and high severe neutropenia. Recently, 11 phase 3 studies, with agents including PD-1/PD-L1 antibodies combinations or Antibody Drug Conjugate (ADC) have failed to surpass docetaxel in overall survival (OS) in this population. We believe that Plinabulin’s mechanism of DC maturation could help mitigate ICI acquired resistance, as DC is the most potent APC and it can prime T cells.

To address the significant unmet need in this population, we have been conducting multiple studies on Plinabulin combinations. First, we completed a randomized global Phase 3 study of Plinabulin in combination with docetaxel compared with docetaxel alone for second- and third-line treatment of NSCLC, with EGFR wild type (DUBLIN-3 Phase 3 registration study). The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care (SOC) docetaxel alone with doubling 2-year and 3-year OS rate. It has more pronounced overall survival benefit in plinabulin-mechanism targeted non-squamous patients (OS HR 0.72 after additional 2-year follow-up, p=0.0078). Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction from over 33% to 5% (p<0.0001). The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the International Association for the Study of Lung Cancer (IASLC) conference. We plan to use our best efforts to file an NDA with the NMPA as soon as possible. Because DUBLIN-3 study had over 80% patients from Asia, we plan to initiate a confirmatory global phase 3 study in second- and third-line non-squamous NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, based on productive discussion with US regulatory agency.

In addition, we are conducting a number of investigator-initiated study (IIT) on Plinabulin in ICI progressed cancers, including NSCLC, head-and-neck cancer and Hodgkin’s Lymphoma, and first line ES-SCLC. We provide financial support for these various investigator-initiated clinical trials as well as the drug supply of Plinabulin. First, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303) with the completion of all 47 patients enrolled: Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented clinically meaningful data of high disease control rate of 80% and prolonged PFS from this study at European Society for Medical Oncology (ESMO) 2024, Society for Immunotherapy of Cancer (SITC) 2024, and American Society of Clinical Oncology (ASCO) 2025. Second, our collaborators at MD Anderson Cancer Center have completed a phase 1 IIT study in Plinabulin combination with PD-1 or PD-L1 antibodies and radiation for the treatment of patients in eight cancers who progressed from PD-1/PD-L1 antibodies, with disease control rate of 54%. This paper was published in Cell Press “Med” in June 2025. Plinabulin’s rapid DC maturation biomarker analysis was observed in responding patients. Third, Plinabulin is being studied in a Phase 2 IIT study (Study 302) in combination with Keytruda®, etoposide and platinum for the first-line treatment of extensive-stage small cell lung cancer, or ES-SCLC, patients at Wuhan Union Hospital in China, where the current standard of care has limited median PFS. Additional completed investigator initiated studies with Plinabulin include: 1) in combination with nivolumab, a PD-1 antibody, for the treatment of NSCLC at the University of California San Diego, or UCSD, and the University of Washington (Phase 1 completed); 2) in combination with nivolumab and ipilimumab, a CTLA-4 antibody, for the treatment of second line ES-SCLC at the Rutgers University and other U.S. clinical centers (both Phase 1 and Phase 2 completed).

Our principal executive offices are located in New Jersey, and we also have offices in Beijing, China and Dalian, China. In addition, SEED has offices in Pennsylvania. We are incorporated in the Cayman Islands. Our management team has deep experience and capabilities in biology, chemistry, drug discovery, manufacturing, clinical development, regulatory and capital markets.

Plinabulin, Our Lead Drug Candidate

Plinabulin is a first-in-class, novel small molecule derived from a natural compound found in marine microorganisms. It is a Selective Immunomodulating Microtubule-Binding Agent (SIMBA), which may provide multiple therapeutic opportunities. As a low molecular weight small molecule, Plinabulin is relatively simple to manufacture. An advantage of natural products and their derivatives, such as Plinabulin, is that it may be difficult for others to discover structurally distinct molecules possessing a similar array of activities.

By binding to a distinct pocket and depolymerizing tubulin, Plinabulin triggers the release of the immune defense protein, GEF-H1, which activates RhoA/ROCK (Rho-associated protein kinases) pathway and leads to two distinct effects: 1) a durable anti-cancer benefit due to the maturation of dendritic cells resulting in activation of tumor antigen-specific T-cells to target cancer cells and 2) early-onset action in CIN prevention after chemotherapy by boosting the number of hematopoietic stem/progenitor cells, or HSPCs. Effects on HSPCs could explain the potential for Plinabulin not only to prevent CIN but also to increase circulating CD34+ cells in patients. As a potential “pipeline in a drug,” Plinabulin is being broadly studied in combination with chemotherapy, radiation, or various immuno-oncology agents that could boost the effects of the PD-1/PD-L1 antibodies and potentially allow patients who progressed on PD-1/PD-L1 antibodies to respond to Plinabulin regimen. The elucidation of Plinabulin’s unique mechanism was a multi-year collaborative effort among us, University of Basel, Massachusetts General Hospital, and MD Anderson.

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

Lung cancer is typically diagnosed relatively late in its clinical course after it has metastasized to other tissues in the body. In these advanced cases, treatment is not curative, and patients with EGFR wild type (around 85% western patients and 50-70% Asian patients) are generally treated with first-line therapies including platinum doublet with or without PD-1/PD-L1 inhibitors. However, over 60% patients could progress on these therapies and with docetaxel as the SOC after progression. Recently 11 phase 3 trials failed to show OS benefit of new agents compared to docetaxel in patients with advanced and metastatic NSCLC after progression on ICI-based therapy. These studies evaluated PD-(L)1 inhibitor combination with tyrosine kinase inhibitor (LEAP-008, SAPPHIRE, CONTACT-01), PD-L1 inhibitor with ATR inhibitor (LATIFY), PD-L1 inhibitor with VEGFR-2 antibody (PRAGMATICA-LUNG) , PD-1 inhibitor combined with Docetaxel with or without TIM3 inhibitor (COSTAR Lung), or novel bispecific antibodies (PD-L1x4-1BB, ABBIL1TY), or antibody-drug conjugates (TROPION-Lung01, EVOKE-1, CARMEN-LC03. Therefore, docetaxel, a drug approved 25 years ago, with limited survival benefit of around 9 months and high severe neutropenia rate of over 40%, remains the standard of care, highlighting a significant unmet medical need.

Plinabulin in advanced and metastatic NSCLC

Plinabulin is a Selective Immunomodulating Microtubule-Binding Agent (SIMBA), which activates immune defense protein GEF-H1, and leads to dendritic cell maturation and T-cell activation (La Sala 2019; Kashyap 2019) for anti-cancer benefit. High GEF-H1 immune signature patients in anti-cancer studies live much longer than the ones who have lower GEF-H1 immune signature (Kashyap 2019). In addition, Plinabulin has the benefit in tumor vasculature modulation (Clinical Cancer Research 2010).

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

For intent to treat, or ITT, population with no targeted patient selection, the trial did not meet the primary endpoint of a statistically significant improvement in overall survival for Plinabulin in combination with docetaxel compared to docetaxel monotherapy, with only modest 1.2 months survival benefit in the combination vs. docetaxel alone. However, we identified a subset of patients with measurable lung lesions (Plinabulin mechanism targeted patients) in which the addition of Plinabulin to docetaxel may increase anti-tumor activity compared to docetaxel monotherapy with survival benefit of 4.6 months. In this mechanism-based subset analysis, patients in the Plinabulin plus docetaxel arm had a median OS of 11.3 months, while those treated with docetaxel alone had a median OS of 6.7 months. Additionally, the Plinabulin plus docetaxel cohort had an objective response rate, or ORR, of 18.4% compared to 10.5% for the docetaxel monotherapy arm. This subset included only 38 patients from each arm and did not reach statistical significance on the OS (p=0.29). The patients who received Plinabulin plus docetaxel also had a duration of response, the initial response until documented tumor progression, of 12.7 months compared to only one month for the patients who received docetaxel monotherapy (p=0.049). This subset analysis was presented as an oral presentation at 2017 ASCO-SITC conference and was selected as one of five highlights of the meeting.

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

●

Consistent OS benefit in 24-month follow-up after the database lock: OS HR=0.81 in the ITT population, with better OS benefit in the non-squamous subset (OS HR=0.72, p=0.0078). For the Plinabulin mechanism targeted non-squamous subset patients, median OS (mOS) in Plinabulin/docetaxel arm was 11.4 months vs. 8.8 months in the docetaxel arm, with mOS benefit of 2.6 months (OS HR 0.72, p=0.0078): mOS 11.2 months in DP (n=154) vs. mOS 8.8 months in D (n=178).

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

The global market size of PD-1 and PD-L1 inhibitors/ immune checkpoint inhibitors was around $60 billion in 2025 and is projected to reach $135.55 billion by 2031 at a compound annual growth rate (CAGR) of 13.88% (Mordor Intelligence 2025). Around 60% of the cancer patients who receive such treatment progressed from PD-1/PD-L1 antibodies, including in NSCLC (Cancer Cell 2024).

As with the treatment of most cancers, combination treatments are often required to increase efficacy. In 2020, the combination of nivolumab, a PD-1 antibody, and ipilimumab, a CTLA-4 antibody, was approved in melanoma based on increased efficacy. However, this combination resulted in increases in grades 3 and 4 adverse events, which occurred in 55% of the combination patients compared to 16.3% in patients treated with nivolumab alone and 27.3% of patients treated with ipilimumab alone. We believe that the addition of Plinabulin to an immune checkpoint inhibitor such as PD-1 or PD-L1 antibodies has the potential to increase activity without increasing the rate of serious adverse events, or potentially decrease immune-related side effects. In addition, cancer patients who progressed from PD-1/PD-L1 antibodies could potentially benefit from Plinabulin and PD-1/PD-L1 combination and chemotherapy/radiation. Current investigator-initiated studies on these Plinabulin combinations aim to help design an optimum registrational study for these indications for patients who progressed on PD-1/PD-L1 inhibitors, especially in NSCLC.

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

We believe that the maturation of dendritic cells is a key to unlocking the next boost to the efficacy of immuno-oncology agents. Matured dendritic cells, which are the most potent antigen presenting cells, present foreign tumor antigens to T-cells to induce cancer-directed immune attacks. Thus, adding this critical step of dendritic cell activation in the immune cascade to the established effects of immune checkpoint inhibition therapies is expected to increase overall anti-cancer efficacy in the clinic and has the potential to re-sensitize patients who progress on prior immunotherapies. Even with the current PD-1 and PD-L1 antibody annual sales at around $60 billion, with most sales coming from lung cancer, around 60% of lung cancer patients could develop acquired resistance to PD-1 and PD-L1 antibody, and these patients currently have limited treatment options (Tamon et al Cancer Cell 2024). Our anti-cancer strategy is Plinabulin combination regimen. We believe the data strongly indicates that this combination has potential to help patients who failed or have progressed on anti-PD-1/PD-L1 targeted therapy, which represents a high unmet medical need.

Investigator-initiated studies in Plinabulin in immuno-oncology

We have explored and plan to continue to explore the role of Plinabulin in stimulating the activity of other immuno-oncology agents in clinical programs:

Plinabulin + Pembrolizumab + Docetaxel in 2L NSCLC who progressed on PD-1/PD-L1 inhibitors (Study 303)

Docetaxel remains the standard of care for second-line and third-line treatments of patients with EHFR wild type NSCLC who progress on immune checkpoint inhibitors with and without standard chemotherapy. In the recent TROPION Lung-01 Phase 3 studies, a similar patient population had an overall response rate (ORR) of 12.8% and median PFS (mPFS) of 3.7 months with docetaxel.

This investigator-initiated, single-arm, open-label, Phase 2 study (KeyPelms-004 or Study 303) evaluates the efficacy and safety of a triple combination regimen of pembrolizumab plus Plinabulin/docetaxel (NCT05599789) in metastatic EGFR wild type NSCLC who progressed on prior PD-1/L1 inhibitor in combination with or without platinum doublet. The study has completed enrollment of all 47 patients and is funded by Merck’s Investigator Studies Program with provision of study drug and financial support. The study is ongoing at Peking Union Medical College Hospital, Beijing, China with the principal investigator Dr. Mengzhao Wang, Chief of the Department of Respiratory and Critical Care Medicine.

In March 2023, the first patient was enrolled. The data of 47 patients was presented at SITC 2025. Median follow-up was 14.3 months at the data cut-off date of Sep 30, 2025. Median age was 67 (44-83) with 80.9% male and 19.1% female. 72.3% were current or former smokers. Histology included 63.8% with non-squamous cell carcinoma, 36.2% with squamous cell carcinoma. In 42 patients who completed blood sampling on C1D0 and C3D0, the proportions of CD4+ and CD8+ T cells remained stable (p>0.05) while Ki67+CD8+ T cells were significantly increased (p=0.004). The frequencies of CD38+HLA-DR+CD4+T cells and CD38+HLA-DR+CD8+T cells were dramatically elevated (p<0.0001).

The combination was generally well tolerated. 53.2% of patients experienced grade 3 or higher treatment-related adverse effects, or TEAEs. Most common grade 3 or higher TEAE is myelosuppression (17.0%), gastrointestinal side effect (14.9%), and transient hypertension (17.0%). There were no treatment-related deaths.

Table below is the summary of the efficacy study of 47 patients presented at SITC conference in November 2025.

Primary Endpoint	Plinabulin + Pembrolizumab + Docetaxel (n=47)
Confirmed ORR (RECIST 1.1)	18.2%
Secondary Endpoints
Median PFS (RECIST 1.1)	7.0 M
Median OS (Overall Survival)	Not reached
Disease Control Rate	85.1%
12 months OS Rate	79.3%
24 months OS Rate	65.9%

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

Phase 1 portion of this study has been completed. The study was published in Med 2025.

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

Chemotherapy is still the standard of care for cancer patients with or without combination with PD-1/PD-L1 antibodies in a number of cancer indications, including NSCLC, SCLC, Triple negative breast cancer, gastric cancer, esophageal cancer, head and neck cancer, cervical cancer, endometrial cancer, bladder cancer, and biliary tract cancer. Neutropenia represents a key limitation associated with most chemotherapies. Even with the current revolution of immunotherapies for anti-cancer treatment, PD-1/PD-L1 antibodies have been approved in combination with chemotherapy with improved anti-cancer efficacy, so chemotherapy is “here to stay”. The current standard of care for neutropenia is biologic drugs based on G-CSF, a human growth factor that stimulates the proliferation, differentiation and maturation of neutrophils. Treatment or prevention of CIN with G-CSF has been the standard of care since Neupogen (filgrastim) was approved in 1991. G-CSF includes filgrastim and pegfilgrastim, which is long-lasting filgrastim. While monotherapy G-CSF reduces duration of severe neutropenia, or DSN, over 80% of patients still experience grade 4 neutropenia, which is the most common reason for reducing the relative dose intensity of chemotherapy, downgrading the chemotherapy regimen, delaying chemotherapy schedule and discontinuing chemotherapy, all of which will negatively impact patients’ long-term survival outcome. Furthermore, G-CSF cannot be given on the same day as chemotherapy and the expansion of bone marrow generated by monotherapy G-CSF causes bone pain. According to post-marketing patient surveys, between 59% and 71% of patients report having experienced bone pain and, of those patients, about one-quarter describe the pain as severe.

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

SEED uses its proprietary TPD technology platform on harnessing and engineering “molecular glue” to attack previously believed undruggable targets. Backed by a comprehensive intellectual property portfolio, SEED’s mission is to positively impact human health by creating novel protein degradation therapeutics to treat various severe diseases that currently have limited options for patients and their families. SEED was co-founded with Nobel Prize winner in TPD field, Dr. Avram Hershko. SEED is establishing a growing pipeline of novel drug candidates for internal development and in R&D collaboration with Eli Lilly and Eisai on a path to potential clinical and commercial success. SEED’s wholly owned lead oncology asset, a novel RBM39 degrader (ST-01156), has entered clinical study with first patient dose in January 2026 in the US. RBM39 degrader has the potential to target mechanism-based indications, including Ewing Sarcoma, Neuroblastoma, liver cancer, and colon cancer. ST-01156 has received Orphan Drug and Rare Pediatric Disease designations from the FDA for Ewing sarcoma.

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

In November 2020, SEED completed its Series A-1/A-2 financing where SEED issued and sold an aggregate of 1,194,030 of its Series A-1 Preferred Shares to BeyondSpring and SEED Technology Limited, a majority-owned indirect subsidiary of the Company, or, collectively, the BYSI Entities, for an aggregate purchase price of $3.0 million, and 1,990,000 of its Series A-2 Preferred Shares to Eli Lilly for an aggregate purchase price of $5.0 million, each at a cash purchase price of $2.5125 per share. In June 2022, upon the achievement of certain milestones as described in the share purchase agreement, the BYSI Entities collectively purchased an additional 1,194,028 Series A-1 Preferred Shares for an aggregate purchase price of $3.0 million and Eli Lilly purchased an additional 1,990,000 Series A-2 Preferred Shares for an aggregate purchase price of $5.0 million, each at a cash purchase price of $2.5125 per share. In August 2024, SEED completed the first close of its Series A-3 financing, where SEED sold an aggregate of 5,647,059 of its Series A-3 Preferred Shares to Eisai and certain other third-party investors, for an aggregate purchase price of $24.0 million, each at a cash purchase price of $4.25 per share. In September 2025, SEED completed the second close of its Series A-3 financing, where SEED sold an aggregate of 1,411,761 of its Series A-3 Preferred Shares to a related party and certain third-party investors, for an aggregate purchase price of $6.0 million, each at a cash purchase price of $4.25 per share. See “Item 13. Item 13. Certain Relationships and Related Transactions, and Director Independence— Purchase of SEED’s Preferred Shares.”

In January 2025, we entered into definitive agreements to sell a portion of our Series A-1 Preferred Shares of SEED for $35.4 million, or $4.25 per share, to certain third-party investors in three installments. The first closing of approximately $7.35 million occurred in February 2025. The second closing of approximately $13.19 million is expected to be completed in 2026. Under the terms of the definitive agreements, the third closing of approximately $14.88 million is scheduled to occur no later than December 15, 2026. Each agreement contains specified termination rights for us and each purchaser, including a mutual termination right in the event a closing shall not have occurred by such specified date as set forth in each agreement. As of the date of this Annual Report on Form 10-K, the BYSI Entities own approximately 38.03% of the outstanding equity interest in SEED, and are expected to own approximately 26.56% and 13.62% of the outstanding equity interest in SEED after the second and third closings, respectively, in each case calculated on an as-converted basis (excluding any shares that may be reserved under an employee stock ownership plan, or similar arrangement), and assuming there is no other change to SEED’s share capital prior to such closings. As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. See Note 3 (Discontinued operations) to our consolidated financial statements for additional information.

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

SEED’s lead candidate, ST-01156, is a brain-penetrant RBM39 degrader entering clinical development for Ewing sarcoma and other RBM39-dependent cancers. In July 2024, ST-01156 received Orphan Drug and Rare Pediatric Disease designations from the FDA for Ewing sarcoma. The IND application was cleared by the FDA and the NMPA in August 2025 and November 2025, respectively. In January 2026, the first patient was dosed in the Phase 1a dose-escalation study of ST-01156.

Pipelines

The following table summarizes the current status of Plinabulin’s and our other immuno-oncology product candidates’ indication in development.

The following table summarizes the current status of SEED’s pipeline.

Our Strategy

●

Develop Plinabulin as a potential “pipeline in a drug” in multiple solid tumor cancer indications. We are exploring the potential of Plinabulin in combination with immuno-oncology agents and other synergistic standards of care to target severe unmet medical needs in oncology. Plinabulin is a first-in-class small molecule, which is a unique microtubule modulator and GEF-H1 agonist with mechanism to induce dendritic cell maturation and T-cell activation, and tumor vasculature modulation. We believe that its unique mechanism supports the improved anti-cancer efficacy potential in combination with tumor antigen generators, including chemotherapy or radiation, with or without checkpoint inhibitors. We have multiple ongoing investigator-initiated studies with PD-1 antibodies provided by Merck and BMS, and these studies were conducted at leading institutions including MD Anderson, Rutgers University, and Peking Union Medical College Hospital in Beijing, China. The goal of these studies is to advance Plinabulin in clinical trials to investigate its therapeutic potential immuno-oncology agent in multiple cancers, especially in PD-1/PD-L1 antibody progressed patients, which we believe represent high unmet medical needs.

●

Advance Plinabulin through global clinical trials and obtain regulatory approvals in select geographies in second- and third-line non-squamous EGFR wild type NSCLC. We have treated over 700 cancer patients with Plinabulin with good tolerability. We have completed our Phase 3 clinical trial (DUBLIN-3 study) for second- and third-line NSCLC with EGFR wild type and have reported positive clinical data in publication “Lancet Respiratory Medicine” in September 2024. The study demonstrated that the combination of Plinabulin and docetaxel had significant improvement in overall survival, progression free survival, and objective response rate, and significant reduction in grade 4 neutropenia compared to docetaxel; this regimen represents a potential positive benefit/risk ratio for these very sick patient population. In plinabulin-mechanism based non-squamous population, the overall survival benefit is more pronounced in plinabulin and docetaxel combination. We plan to use our best efforts to file an NDA with the NMPA as soon as possible. We are also evaluating the feasibilities of filing NDAs with regulatory agencies of other jurisdictions. All of our clinical trials have been conducted globally by working with leading global contract research organizations, or CROs, such as ICON and Covance (now Labcorp) to assure the quality of the data. In addition, we plan to initiate a confirmatory global phase 3 study for Plinabulin+docetaxel vs. docetaxel alone in second- and third-line NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, a severe unmet medical need. We believe that our global development strategy has provided significant advantages, including the ability to conduct trials in China with timely and cost-effective enrollment. In addition, as China is the second largest pharmaceutical market in the world, we believe obtaining potential approvals in China could lead to significant commercial opportunity for Plinabulin.

●

Partner with one or more global pharmaceutical companies to further develop and commercialize Plinabulin in the U.S. and the rest of world. We believe Plinabulin, if approved, could have significant commercial potential in the U.S. and globally as an anti-cancer agent across several substantial solid tumor patient populations, such as NSCLC, head and neck cancer, and ES-SCLC, among others. Additionally, our early clinical results in immune-oncology indicate that Plinabulin may play an important role in triple combination immunotherapy with chemotherapy to improve or expand effectiveness of current immune-oncology therapeutic regimens and reduce chemotherapy induced neutropenia. The opportunities created by Plinabulin’s unique mechanism of action likely surpass our resources, and we plan to seek partners to accelerate and broaden Plinabulin’s reach.

●

Maximize the value of SEED’s targeted protein degradation (TPD) technology platform.  Through ongoing collaborations with world-leading pioneer experts in the ubiquitin proteasome and “molecular glue” discovery field, including Nobel Prize winner Dr. Avram Hershko, SEED is developing a breakthrough TPD technology platform for “molecular glue” discovery focused on protein of interest. We believe the investments and collaborations with Eli Lilly and Eisai serve to validate this TPD platform and its enormous future potential. Further, SEED has since reached three R&D milestones under the Collaboration Agreement with Eli Lilly, which we believe demonstrates the team’s execution capabilities. Furthermore, SEED currently has a robust pipeline with nine programs (six internal and three with Eli Lilly and Eisai) in diverse indications including oncology, neurodegeneration, immunology and anti-viral, with a lead clinical candidate, ST-01156, a brain-penetrant RBM39 degrader. With over 600 E3 ligases in the cell, TPD has the potential to develop drugs for over 70% of undruggable targets with novel discovery agents in multiple disease areas. SEED will seek to form additional partnerships to expand its TPD platform into several therapeutic areas, while advancing its proprietary product pipeline.

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

Commercialization

In August 2021, Dalian Wanchunbulin Pharmaceuticals Ltd., or Wanchunbulin, our partially owned Chinese subsidiary, entered into an exclusive commercialization and co-development agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd., or Hengrui, to further develop and commercialize Plinabulin in Greater China. Under the terms of the agreement, Wanchunbulin granted Hengrui exclusive rights to commercialize and co-develop Plinabulin in the Greater China markets, including mainland China, Hong Kong, Macau and Taiwan. Wanchunbulin retains the manufacturing rights of Plinabulin in the Greater China markets and will receive all Plinabulin net sales proceeds in such markets. Hengrui will receive a pre-determined percentage of the net sales in each quarter. Wanchunbulin received an upfront payment of RMB 200 million (approximately $28.6 million), and will receive regulatory and sales milestones of up to RMB 1.1 billion (approximately $157.3 million). Hengrui will be responsible for all costs associated with commercialization of Plinabulin in the Greater China markets. Pursuant to the terms of the agreement, Wanchunbulin will be responsible for 100% of the clinical and regulatory costs for the first two indications for Plinabulin: prevention of CIN and second/third- line treatment of NSCLC (EGFR wild type). Hengrui will fund 50% of the clinical development costs for additional indications for Plinabulin in the Greater China markets, with a Joint Steering Committee overseeing the clinical strategy and priorities.

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

As of December 31, 2025, we owned or co-owned 183 patents, in 35 jurisdictions, including 26 issued U.S. patents. We also owned 13 pending U.S. non-provisional patent applications as well as corresponding patent applications pending in other jurisdictions and two pending U.S. provisional patent applications. In addition, we owned three pending international patent applications related to Plinabulin filed under the Patent Cooperation Treaty, or PCT, which we plan to file nationally in the U.S. and in other jurisdictions directed to combination therapies using plinabulin.

Our patent portfolio as of December 31, 2025 included 19 issued U.S. patents directed to polymorphic forms of Plinabulin, Plinabulin compositions, Plinabulin analogs, and Plinabulin use in the treatment of various disorders including docetaxel-induced neutropenia and certain other CIN, RAS mutant tumors, and brain tumors, and use of Plinabulin in combination with gemcitabine to reduce thrombocytopenia, and in combination with a PD-1 or PD-L1 inhibitor to treat cancer resistant to or progressed after prior treatment with one or more immune checkpoint inhibitor. These U.S. patents were scheduled to expire between 2033 and 2042, excluding any potential patent term restorations. The patent portfolio also contained patents granted in 34 foreign jurisdictions including Japan, South Korea, China, European countries, and other countries.

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

Competition

Our industry is highly competitive and subject to rapid and significant change. While we believe that our development and commercialization experience, commercial strategy, scientific knowledge and industry relationships provide us with competitive advantages, we face competition from pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, and generic drug companies, academic institutions, government agencies and research institutions.

There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer for which we are developing our product candidates. For treatment of NSCLC with EGFR wild type, with PD-1 and pemetrexed have moved into first-line therapy, only the ramucirumab/docetaxel combination and docetaxel are effectively approved for treatment of second/third-line NSCLC. Bristol-Myers Squibb Company and Merck & Co., Inc. currently market and sell Opdivo (nivolumab) and Keytruda (pembrolizumab) respectively, both of which are PD-1 inhibitors. Eli Lilly currently markets and sells Cyramza (ramucirumab). Even though a number of Phase 3 clinical trials as second- and third-line treatments of NSCLC had not shown success in overall survival compared with docetaxel, there might be other competitors in clinical studies if and when they receive regulatory approval.

Our strategy in developing Plinabulin as an anti-cancer agent is in its unique mechanism as a potent dendritic cell maturation agent, which leads to tumor antigen specific T-cell activation. Plinabulin effectively activates GEF-H1, an immune defense protein, which is shown to prolong patient survival in a number of cancers. The immune mechanism of Plinabulin can effectively add more T-cells, or “hit the gas” to kill cancer cells, while PD-1/PD-L1 antibodies are known to let T-cells “see” cancer cells, or “release the break.” Thus, combining Plinabulin, and chemotherapy or radiation, with or without PD-1/PD-L1 antibodies have the potential to elevate the anti-cancer benefit and re-sensitize patients who progressed on immunotherapies.

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

U.S. Regulation

U.S. Government Regulation and Product Approval

Government authorities in the U.S. at the federal, state and local levels extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, export and import of drug products such as those we are developing. In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations and biologics under the FDCA and the Public Health Service Act and its implementing regulations.

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

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, requirements for substitution of generic products for branded prescription drugs, and increased transparency around drug pricing practices. For example, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There also has been increased public and governmental scrutiny of the cost of drugs and drug pricing strategies, including by the U.S. Senate and federal and state prosecutors. Although a number of proposed measures will require authorization through additional legislation to become effective, Congress and the current Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Inflation Reduction Act of 2022, or IRA, enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare, and redesigning the Medicare Part D formula. Further, budget reconciliation legislation enacted in 2025 provided for significant spending reductions for Medicaid and other federal programs, which could impact our future business prospects. However, it is unclear if or how these or other measures may be effectuated or changed under the current administration or the degree of impact any of them may ultimately have upon our business. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals including our product candidates, if any achieve approval.

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

Although we would not submit claims directly to payors, manufacturers can be held liable under the federal False Claims Act and other healthcare laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, will be subject to scrutiny under the False Claims Act. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties, and the potential for exclusion from participation in federal healthcare programs. The applicable civil penalties are subject to an annual increase based on inflation; for 2025, the penalties were between $14,308 and $28,619 for each separate false claim. In addition, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. Further, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

In addition to these provisions, the Affordable Care Act established a number of bodies whose work may have a future impact on the market for certain pharmaceutical products. These include the Patient-Centered Outcomes Research Institute, established to oversee, identify priorities in, and conduct comparative clinical effectiveness research and the Center for Medicare and Medicaid Innovation (CMMI) within the Centers for Medicare and Medicaid Services, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

The Affordable Care Act has been subject to challenges, as well as numerous ongoing efforts by the U.S. Congress and the administrations of President Trump to repeal or amend the Affordable Care Act in whole or in part. For example, in March 2023, the U.S. District Court for the Northern District of Texas struck down the Affordable Care Act’s requirement that private insurers cover certain preventative services. On appeal, in June 2024 the U.S. Court of Appeals for the Fifth Circuit held, among other things, that the Affordable Care Act’s requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional. The parties appealed the case to the U.S. Supreme Court, which granted certiorari in January 2025 and upheld the constitutionality of the requirement in June 2025. Although we cannot predict the full effect on our business of the implementation of existing legislation or the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our product candidates if we gain approval for any of them.

Chinese Regulation

In China, we operate in an increasingly complex legal and regulatory environment. We are subject to a variety of Chinese laws, rules and regulations affecting many aspects of our business. This section summarizes the principal Chinese laws, rules and regulations relevant to our business and operations.

General Regulations on China Food and Drug Administration

In China, the NMPA monitors and supervises the administration of pharmaceutical products, as well as medical devices and equipment. The NMPA’s primary responsibility includes evaluating, registering and approving new drugs, generic drugs, imported drugs and traditional Chinese medicines; formulating administrative rules and policies concerning the supervision and administration of cosmetics, pharmaceuticals and medical equipment. The local provincial drug administrative authorities are responsible for supervision and administration of drugs within their respective administrative regions.

The PRC Drug Administration Law, promulgated by the Standing Committee of the National People’s Congress in 1984, as amended in 2001, 2013, 2015 and 2019, respectively, and the Implementing Measures of the PRC Drug Administration Law promulgated by the State Council in 2002, as amended in 2016, 2019 , 2024 and 2026 respectively and the most recently revised version shall take effect on May 15, 2026, set forth the legal framework for the administration of pharmaceutical products, including the research, development and manufacturing of drugs.

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

Good Clinical Trial Practice

To improve the quality of clinical trials, the CFDA promulgated the Administration Rules of Quality of Drug Clinical Practice in August 2003. According to the Administration Rules of Quality of Drug Clinical Practice, clinical trial means systematical investigation of drugs conducted on human subjects (patients or healthy volunteers) to prove or reveal the function, adverse reactions and/or absorption, distribution, metabolism and excretion of the drug being investigated. The purpose of a clinical trial is to determine the therapeutic efficacy and safety of the drug.

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

Pursuant to the revised Provisions for Drug Registration, during the clinical trial for new drugs used for severe life-threatening diseases or diseases which seriously impact the quality of life and for which there is no other effective treatment approach or there is adequate evidence to prove that said new drugs have obvious clinical advantages over existing treatment approach(es), the applicant may request for application of breakthrough therapeutic drug procedure. The clinical trials under the breakthrough therapeutic drug procedure may enjoy the following priority: (i) the applicant may submit an application for communication to the CDE during the key phase of the clinical trial of drugs, and the CDE shall arrange for review officers to communicate with the applicant; (ii) the applicant may submit research materials in phases to the CDE, and the CDE shall, based on the available research materials, give opinions or recommendations pertaining to the next step of the research scheme and feedback to the applicant. On December 10, 2020, the CDE issued the revised Administration Measures for the Communication of Drug Development and Technical Review which stipulated detailed procedural rules of the communication.

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

The Advantages of Category 1 New Drugs over Category 5 Drugs

Prior to the enactment of the Reform Plan for Registration Category of Chemical Medicine, or the Reform Plan, Category 3 drugs are drugs which have already been marketed abroad by multinational companies, but are not yet approved in China, and Category 3 drugs now are reclassified as Category 5 according to the Reform Plan. NMPA issued the Circular on Chemical Drug Registration Classification and Requirements on Application Materials in June 2020 (effective in July 2020), which reaffirmed the principles of the classification of chemical drugs set forth by the Reform Plan, and made minor adjustments to the subclassifications of Category 5. According to such rule, Category 5.1 are innovative chemical drugs and improved new chemical drugs while Category 5.2 are generic chemical drugs, all of which shall have been already marketed abroad but not yet approved in China. Compared with the application for Category 5 drugs, the application for Category 1 domestic new drugs has a more straight-forward registration pathway. According to the Administration Measures for the Communication of Drug Development and Technical Review issued by CDE on December 10, 2020, where breakthrough therapeutic drug procedure and priority procedure is granted, the application for clinical trial and marketing will be handled with priority and with enhanced communication with the CDE.

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

In November 2015, the CFDA released the Circular concerning Several Policies on Drug Registration Review and Approval, which further clarified the following policies potentially simplifying and accelerating the approval process of clinical trials:

●

A one-time umbrella approval procedure allowing approval of all phases of a new drug’s clinical trials at once, rather than the phase-by-phase approval procedure, will be adopted for new drugs’ clinical trial applications;

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

On July 8, 2020, the NMPA issued Protocol for Review and Approval of Conditional Approval of Drugs Marketing Applications (Trial) which stipulated procedures and detailed conditions of the conditional approval. On August 24, 2023, the NMPA issued the revised draft Protocol for Review and Approval of Conditional Approval of Drugs Marketing Applications (Trial) and the policy interpretations for such protocol for public comments, and on July 7, 2025, the NMPA issued the revised draft Protocol for Review and Approval of Conditional Approval of Drugs Marketing Applications (Trial) and the policy interpretations for such protocol for public comments again. The draft protocol and its policy interpretations provide for strengthened post-marketing supervisions for conditionally approved drugs. The NMPA solicited comments until August 7, 2025, and as of the date of this Annual Report, there is no timeline for its enactment.

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

Animal Test Permits

According to Regulations for the Administration of Affairs concerning Experimental Animals approved by the State Council and promulgated by the State Science and Technology Commission in November 1988 and amended in January 2011, July 2013 and March 2017, and Administrative Measures on the Certificate for Animal Experimentation (Trial) promulgated by the Ministry of Science and Technology and other regulatory authorities in December 2001, performing experiments on animals requires a Certificate for Use of Laboratory Animals. Applicants must satisfy the following conditions:

●	Laboratory animals must be qualified and sourced from institutions that have Certificates for Production of Laboratory Animals;

●	The environment and facilities for the animals’ living and propagating must meet state requirements;

●	The animals’ feed must meet state requirements;

●	The animals’ feeding and experimentation must be conducted by professionals, specialized and skilled workers, or other trained personnel;

●	The management systems must be effective and efficient; and

●	The applicable entity must follow other requirements as stipulated by Chinese laws and regulations.

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

In October 2020, the Standing Committee of the National People’s Congress of the PRC, or the SCNPC, promulgated the China Biosecurity Law, which became effective on April 15, 2021 and was amended on April 26, 2024. The China Biosecurity Law reaffirms the regulatory requirements stipulated by the HGR Regulation.

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

In November 2016, the SCNPC promulgated the Cyber Security Law, which became effective in June 2017 and was amended in October 2025. The Cyber Security Law requires network operators to perform certain functions related to cybersecurity protection and strengthen the network information management. For instance, under the Cyber Security Law, network operators of key information infrastructure generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of the PRC. When collecting and using personal information, in accordance with the Cyber Security Law, network operators shall abide by the “lawful, justifiable and necessary” principles. The network operator shall collect and use personal information by announcing rules for collection and use, expressly notify the purpose, methods and scope of such collection and use, and obtain the consent of the person whose personal information is to be collected. The network operator shall neither collect the personal information unrelated to the services they provide, nor collect or use personal information in violation of the provisions of laws and administrative regulations or the agreements with such persons, and shall process the personal information they store in accordance with the provisions of laws and administrative regulations and agreements reached with such persons. The network operator shall not disclose, tamper with or destroy personal information that it has collected, or disclose such information to others without prior consent of the person whose personal information has been collected, unless such information has been processed to prevent a specific person from being identified and such information from being restored. Each individual is entitled to require a network operator to delete his or her personal information if he or she finds that collection and use of such information by such operator violate the laws, administrative regulations or the agreement by and between such operator and such individual, and is entitled to require any network operator to make corrections if he or she finds errors in such information collected and stored by such operator. Such operator shall take measures to delete the information or correct the error. Any individual or organization may neither acquire personal information by stealing or through other illegal ways, nor illegally sell or provide personal information to others.

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

On March 23, 2016, the Ministry of Finance and the State Administration of Taxation, or SAT, issued the Circular on Comprehensively Promoting the Pilot Program of the Collection of Value-added Tax in Lieu of Business Tax. Effective from May 1, 2016, the PRC tax authorities collect VAT in lieu of business tax in all regions and industries. In accordance with the Value-Added Tax Law of the PRC, promulgated by the SCNPC and effective as of January 1, 2026, entities and individuals (including individual industrial and commercial households) that sell goods, services, intangible assets, real estate, and import goods within the territory of China are regarded as value-added tax payers and shall pay value-added tax in accordance with said Law. The term “selling goods, services, intangible assets, and real estate” refers to the transfer of ownership of goods and real estate for consideration, the provision of services, and the transfer of ownership or the right to use intangible assets. The value-added tax rates are set at 13%, 9%, 6%, and 0%, depending on the nature of the transactions. The tax rate applicable under the simplified tax calculation method is 3%.

Regulations Relating to Intellectual Property Rights

Patent

General

Pursuant to the Patent Law of the PRC, most recently amended in October 2020, and its implementation rules, most recently amended in December 2023, patents in China fall into three categories, namely invention patent, utility model and design patent. Invention patent refers to a new technical solution proposed in respect of a product, method or its improvement; utility model refers to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product; and design patent refers to the new design of the whole or part of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the Patent Law of the PRC, the term of patent protection starts from the date the patent was filed. Patents relating to utility-models are effective for ten years from the initial date the patent application was filed, patents relating to designs are effective for fifteen years from the initial date the patent application was filed, and patents relating to invention are effective for twenty years from the initial date the patent application was filed. The Patent Law of the PRC adopts the principle of “first to file,” which means where more than one person files a patent application for the same invention, a patent will be granted to the person who first filed the application.

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

Existing patents can become invalid or unenforceable due to a number of factors, including lack of novelty, and/or lack of inventive step in technology, and deficiencies in patent application. In China, a patent must have novelty, inventive step and practical applicability. Under the Patent Law of the PRC, novelty means that an invention or a utility model does not fall under the prior art; and no organisation or individual has submitted an application to the patent administrative department under the State Council for an identical invention or utility model prior to the filing date, and record shall be made in the announced patent application documents or promulgated patent documents after the filing date. Inventive step means, compared with existing technology, an invention has prominent substantial features and represents notable progress, and a utility model has substantial features and represents any progress; practical applicability means an invention or utility model can be manufactured or used and may produce positive results. Patents in China are filed with the CNIPA. Normally, the CNIPA publishes an announcement for the invention patent 18 months after the application is filed, which may be shortened upon request by the applicant. The applicant must apply to the CNIPA for a substantive examination within three years from the date the application is filed.

Article 19 of the Patent Law of the PRC provides that, for an invention or utility model completed in China, any applicant (not just Chinese companies and individuals), before filing a patent application outside of China, must first submit it to the CNIPA for a confidential examination. Failure to comply with this requirement will result in the denial of any Chinese patent for the subject invention or utility model. This added requirement of confidential examination by the CNIPA has raised concerns by foreign companies who conduct research and development activities in China or outsource research and development activities to service providers in China. Currently we have 10 invention patents granted by CNIPA and 18 invention patents under the application process.

Patent Enforcement

Unauthorized use of patents without consent from owners of patents, forgery of the patents belonging to other persons, or engagement in other infringement acts against patent rights, will subject the infringers to tortious liabilities. Serious offences of forgery of the patents belonging to other persons may be subject to criminal penalties.

When a dispute arises as a result of infringement of the patent owner’s patent right, Chinese law requires that the parties first attempt to settle the dispute through consultation between them. Where the parties concerned are not willing to negotiate or the negotiation is unsuccessful, the patent owner, or an interested party who believes the patent is being infringed, may either file a civil legal suit or file an administrative complaint with the relevant patent administration authority. A Chinese court may issue a preliminary injunction upon the patent owner’s or an interested party’s request before instituting any legal proceedings or during the proceedings. Damages for infringement are calculated as the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be determined by using a reasonable multiple of the license fee under a contractual license. For intentional infringement of patent rights, in certain cases, the compensation amount shall be one to five times the amount determined pursuant to the aforesaid method. Where it is difficult to ascertain the losses of the patent holder, the benefits gained by the infringer and the license fee of the patent, the people’s court may, in light of such factors as patent right type as well as infringement nature and circumstances, determine a compensation amount ranging from RMB 30,000 to RMB 5,000,000. As in other jurisdictions, with one notable exception, the patent owner in China has the burden of proving that the patent is being infringed. However, if the owner of an invention patent for manufacturing process of a new product alleges infringement of its patent, the alleged infringer has the burden of proving that it has not infringed. To our knowledge, there are no disputes as to our infringement of any third party’s patent.

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

●

Any person who manufactures, uses or imports patented drugs or patented medical equipment for the purpose of providing information required for administrative approval, or manufactures or imports patented drugs or patented medical equipment for the abovementioned person.

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

Trade Secrets

According to the Law Against Unfair Competition of the PRC promulgated in September 1993 and amended in November 2017, April 2019 and June 2025, respectively, the term “trade secrets” refers to technical information, business operation information and other commercial information that are not known to the public and have commercial value and for which corresponding confidentiality measures have been taken by their rights holders.

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

In November 2012, SAFE promulgated and revised in May 2015 the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in China, and remittance of foreign exchange profits and dividends by a Foreign Investment Enterprise, or FIE, to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not previously possible. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in China will be conducted by way of registration, and banks must process foreign exchange business relating to the direct investment in China based on the registration information provided by SAFE and its branches.

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

On March 30, 2015, SAFE promulgated the Circular on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or SAFE Circular 19, which became effective on June 1, 2015. According to SAFE Circular 19, the foreign exchange capital of foreign-invested enterprises may be settled on a discretionary basis, meaning that the foreign exchange capital in the capital account of an FIE for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry registration of monetary contribution by the banks) can be settled at the banks based on the actual operational needs of the FIE. The proportion of such discretionary settlement is temporarily determined as 100%. The RMB converted from the foreign exchange capital will be kept in a designated account, and if an FIE needs to make further payment from such account, it still must provide supporting documents for the use of funds from the previous foreign exchange settlement and go through the review process with the banks.

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

On June 9, 2016, SAFE promulgated the Circular on Reforming and Regulation of Administrative Policy on Settlement of Foreign Exchange of Capital Account, or SAFE Circular 16, which was last amended by the Circular on Further Deepening the Reform to Facilitate Cross-border Trade and Investment promulgated by SAFE on December 4, 2023. According to SAFE Circular 16, the foreign exchange capital of FIEs, foreign debt and funds raised through offshore listing may be settled on a discretionary basis, and can be settled at the banks. The proportion of such discretionary settlement is temporarily determined as 100%. The RMB converted from relevant foreign exchange will be kept in a designated account, and if a domestic enterprise needs to make further payment from such account, it still must provide supporting documents for the use of funds from the previous foreign exchange settlement and go through the review process with the banks.

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

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by FIEs in China are the Company Law of the PRC, which was most recently amended on December 29, 2023 and became effective on July 1, 2024, the Foreign Investment Law, which took effect on January 1, 2020, and its implementation regulations, which took effect on January 1, 2020. Under these laws and regulations, FIEs may pay dividends only out of their accumulated profit, if any, as determined in accordance with Chinese accounting standards and regulations. Both Chinese domestic companies and foreign-invested Chinese enterprises are required to allocate 10% of their respective accumulated after-tax profits each year, if any, to fund certain statutory common reserve funds until the aggregate amount of these reserve funds has reached 50% of the registered capital of the enterprises. At the discretion of the shareholders of an FIE, it may, after accruing the statutory common reserve funds, allocate a portion of its after-tax profits, based on PRC accounting standards, to discretionary common reserve funds. A Chinese company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year but the statutory common reserve funds and the discretionary common reserve funds are not allowed to be distributed as cash dividend.

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

On February 17, 2023, CSRC also issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which, among others, provided that (1) the domestic companies that have already been listed overseas on or before the effective date of the Overseas Listing Trial Measures (i.e. March 31, 2023) shall be deemed as existing issuers, or the Existing Issuers. Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC when subsequent matters such as refinancing are involved; (2) on or prior to the effective date of the Overseas Listing Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filings before the completion of their overseas offering and listing; (3) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Overseas Listing Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges (such as the completion of hearing in the market of Hong Kong or the completion of registration in the market of the United States), but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements.

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

As of February 27, 2026, we had 44 full-time employees, including 34 employed by SEED. Of these, 25 were engaged in full-time research and development and laboratory operations and 19 were engaged in full-time general and administrative functions. As of February 27, 2026, 16 of our employees were located in China and 28 were located in the U.S. We have also engaged and may continue to engage independent contractors who are not full-time employees, to assist us with our operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment related work stoppages, and we consider our relations with our employees to be good.

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

We announce material information to the public about the Company, the progress and results of its clinical trials and research and development programs, and other matters through a variety of means, including filings with the SEC, press releases, public webcasts and presentations, the Company’s website (www.beyondspringpharma.com), and/or social media, including its LinkedIn account (www.linkedin.com/company/beyondspring-pharmaceuticals/) and X account (@BeyondSpringInc), in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time. Information that is contained in and can be accessed through our website, our LinkedIn posts and our X posts, are not incorporated into, and does not form a part of, this Annual Report.

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

Pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or achieve commercial viability and acceptance by patients, doctors and payors. We have devoted most of our financial resources to research and development, including our studies in animals and clinical trials. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2010. For the years ended December 31, 2025 and 2024, we reported a consolidated net loss of $14.2 million, and $16.7 million, respectively, and had an accumulated deficit of $408.4 million and $407.4 million as of December 31, 2025 and 2024, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize approved drugs, if any. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our expenses and adversely affect our ability to generate revenue. The size of our future net losses will depend, in part, on our ability to manage these aspects of our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. For example, in November 2021, we received a Complete Response Letter from the FDA for the NDA seeking approval of Plinabulin in combination with G-CSF for the prevention of CIN. As a result, we will need to work closely with the FDA to consider the possible future clinical and regulatory pathway for the CIN prevention indication, and even if we do so, we may not be successful in obtaining approval from the FDA and as a result may incur substantial losses. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, collaboration arrangements, and sale of subsidiary interests. We have financed the operations of SEED through the issuance of ordinary and preferred shares and through collaboration payments from Eli Lilly. Through December 31, 2025, we have raised approximately $301.0 million in equity financing, $10.2 million of issuance of noncontrolling interests, $37.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly, and approximately $31.0 million upfront payment to our partially owned subsidiary, Wanchunbulin, from Hengrui. Our product candidates will require the completion of regulatory review, significant marketing efforts and substantial investment before they can provide us with any product sales revenue.

Our operations have consumed substantial amounts of cash since inception. The net cash used for operating activities was $19.8 million and $16.4 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to spend substantial amounts on discovering new product candidates and advancing the clinical development of our product candidates. We have partnered with Hengrui for the commercialization of Plinabulin in Greater China. In the U.S. and for the rest of the world, we currently plan to seek a co-development and commercialization partner to maximize Plinabulin’s potential in multiple cancer indications, if approved.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, payment of user fees and reauthorization of user fee programs and ability to hire and retain key personnel, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable. Such policy shifts, including, for example, the recent efforts to downsize the federal workforce by restructuring the U.S. Department of Health and Human Services (HHS) and eliminating positions at the FDA and other federal agencies, including senior and mid-level leaders as well as teams critical to the FDA's ability to conduct regular inspections, reviews and other regulatory activities, such as issuing regulations and guidance for industry, may affect the timelines, conclusions, completeness or duration of the FDA review process. In addition, HHS may change the user fee reauthorization process or fail to reauthorize user fee programs. As a result, average review times at the FDA may fluctuate, and the outcome of any such review process may be impacted. If political considerations or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In October 2017, the General Office of the Central Committee of the Communist Party of China and the Chinese State Council, or the State Council, issued the Opinions on Deepening the Reform of the Review and Approval System and Inspiring Innovation of Drugs and Medical Devices. This opinion provides, among other things, that the review and approval process should be accelerated for drugs or medical devices that are urgently in need for clinical practice. For drugs or medical devices that are (i) for treatment of severe and life-threatening diseases that cannot be cured in an effective manner, or (ii) urgently in need for public health, if early and mid-term indicators in clinical trials for these drugs or medical devices show efficacy and potential clinical value, the marketing of these drugs and medical devices may be approved conditionally, and companies who desire to market such drugs or medical devices shall develop risk control plans and conduct research according to applicable requirements. On November 19, 2020, the Announcement on the Technical Guidance Principles for Conditional Approval of Drugs (Trial) was issued by the CDE, and came into effect on the same day. This announcement stipulates the definition of severe and life-threatening diseases and drugs in need in public health and requires applicants to discuss and reach consensus with the CDE on the research and other contents promised to be completed after the marketing, including without limitation, submitting post-marketing clinical research plans, the anticipated completion date thereof, the submission date of the clinical research report and the post-marketing risk control plans, etc. Furthermore, on December 1, 2019, the newly revised Drug Administration Law of the People’s Republic of China, or the PRC Drug Administration Law, came into effect. The PRC Drug Administration Law reiterates that drugs (i) for treatment of severe and life-threatening diseases that cannot be cured in an effective manner or (ii) urgently in need for public health, may be approved conditionally, provided that indicators in clinical trials for these drugs show efficacy and potential clinical value. With regard to a drug that has been approved conditionally, the market authorization holder of the drug shall take corresponding risk management measures and complete the relevant research as required within the prescribed time limit. If the research fails to be completed as required within the prescribed time limit or fails to prove that the benefits outweigh the risks, then, at the worst, the drug marketing license may be revoked. The aforementioned conditional approval mechanism was further adopted by the newly revised Provisions for Drug Registration, which were issued by the State Administration for Market Regulation on January 22, 2020 and came into effect on July 1, 2020. The newly revised Provisions for Drug Registration reiterate the duties owed by the market authorization holder as stipulated in the PRC Drug Administration Law and further provide that the drug approved conditionally shall be declared in the form of a supplementary application after the relevant post-marketing clinical research is accomplished. On August 24, 2023, the NMPA issued the revised draft Protocol for Review and Approval of Conditional Approval of Drugs Marketing Applications (Trial) and the policy interpretations for such protocol for public comments，and on July 7, 2025, the NMPA issued the revised draft Protocol for Review and Approval of Conditional Approval of Drugs Marketing Applications (Trial) and the policy interpretations for such protocol for public comments again. The draft protocol and its policy interpretations provide for strengthened post-marketing supervisions for conditionally approved drugs. The NMPA solicited comments until August 7,2025, and as of the date of this Annual Report, there is no timeline for its enactment. Based on positive results in our two clinical trials, PROTECTIVE-1 and PROTECTIVE-2, we submitted an NDA for approval in China for the use of Plinabulin in combination with G-CSF for the prevention of CIN in March 2021. In March 2023, we withdrew this NDA submission from the NMPA.

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

We currently do not have any product candidates that have gained regulatory approval for sale in China, the U.S., the European Union or any other country, and we may never have marketable drugs. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for and successfully commercialize product candidates in a timely manner. We cannot commercialize product candidates without first obtaining regulatory approval to market each drug from the FDA, NMPA, EMA and comparable regulatory authorities. Plinabulin is currently being developed in combination with standard of care (SOC) agents for multiple cancer indications. It has finished in two phase 3 clinical developmental programs. The first program is an anti-cancer therapy for second- and third- line NSCLC with EGFR wild type; we have completed the randomized global Phase 3 trial (DUBLIN-3) with the final data of significant benefit in OS and neutropenia reduction compared to SOC docetaxel, published in Lancet Respiratory Medicine in September 2024. We plan to use our best efforts to file an NDA with the NMPA and potentially other regulatory agencies as soon as possible. Aside from company-sponsored clinical trials, Plinabulin is being studied in multiple investigator-initiated studies (Phase 1/2 trials) as well as in preclinical models to investigate its therapeutic potential in combination with immuno-oncology agents in various cancer indications. The other program is prevention of CIN, for which we submitted an NDA filing in the U.S. and China in March 2021. We received a Complete Response Letter for the prevention of CIN from the FDA in November 2021 and withdrew the NDA submission of the indication of Plinabulin in combination of pegfilgrastim agents to treat CIN in adult non-myeloid cancer from the NMPA in March 2023. These trials and future trials may not be successful, and regulators may not agree with our conclusions regarding the studies in animals and clinical trials we have conducted to date.

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

In China, we have entered into an exclusive commercialization and co-development agreement in Greater China with Hengrui to commercialize Plinabulin for the treatment of NSCLC and the prevention of CIN and any additional indications, if approved for sale. See “Item 1. Business—Commercialization.” Plinabulin has achieved status as a 2017 National Science and Technology Major Project in China, or the 2017 Grant. As a result of the 2017 Grant, Plinabulin has been included in the National Drug Priority Review List in China. According to the Outline of the Thirteenth Five-Year Plan of the National Economy and Social Development of the People’s Republic of China, the government encourages the research, development and production of new drugs, the new drugs with approval to be marketed shall enjoy priority to be included in the National Insurance System. Pending drug approval and successful pricing negotiations with the Chinese government, we believe that this status could help position Plinabulin for inclusion in the National Insurance System, which would allow for faster access to patients and reimbursement. According to the Outline of the Fourteenth Five-Year Plan, the government will improve the accelerated review and approval mechanism for innovative drugs, vaccines and medical devices, enhance the review and approval of drugs and medical devices for the treatment of orphan diseases and diseases with urgent clinical needs, and promote the domestic marketing of new drugs and medical devices marketed abroad with urgent clinical needs. However, even if Plinabulin is approved for sale in China, we may not be successful in transitioning to full commercialization or obtaining reimbursement under the National Insurance System. We have no experience negotiating pricing arrangements and may be unable to reach agreement on pricing.

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

Legislative and regulatory measures have been enacted or proposed to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, whether President Trump’s administration will propose other initiatives, or whether FDA regulations, guidance or interpretations will be changed, and if so, what the impact of such changes on the regulatory approvals or commercialization of our product candidates, if any, may be. In addition, increased scrutiny of the FDA’s approval process by the U.S. Congress or in connection with current or future litigation may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In the U.S., there also has been particular and increased public and governmental scrutiny of the cost of drugs and drug pricing strategies, including by the U.S. Congress and federal and state prosecutors. To date, there have been several U.S. congressional inquiries, federal and state lawsuits, as well as proposed and enacted federal and state legislation and regulatory measures that may impact the prices that drug manufacturers are permitted to charge for their products or require increased transparency around drug pricing practices. For example, the Inflation Reduction Act of 2022, or IRA, enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare, and redesigning the Medicare Part D formula. These provisions began taking effect progressively starting in fiscal year 2023, including the selection of certain drugs by HHS for Medicare drug price negotiation cycles which began in 2024; our revenues may be significantly impacted if one or more of our products are eventually selected for evaluation under this program. We are continuing to evaluate the IRA and its requirements, as well as any potential impact on our business. The IRA is currently subject to legal challenges and it is unclear how the IRA will be effectuated or changed under the Trump administration, but it is possible that the IRA could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

The current U.S. administration is focused on lowering prescription drug costs. For example, on May 12, 2025, the current administration published an executive order that expressed support for equalizing the prices paid for drugs in the United States and other developed countries by employing a “most favored nations” (MFN) approach to drug pricing. The May 12 executive order directs the HHS Secretary to communicate MFN price targets to pharmaceutical manufacturers, which the Secretary announced on May 20, 2025. If significant progress towards MFN pricing targets is not delivered, the executive order directs the Secretary to propose a rulemaking plan to impose MFN pricing. On September 25, 2025 and October 2, 2025, the Centers for Medicare & Medicaid Services (CMS) submitted proposed rules for CMMI models, called the Global Benchmark for Efficient Drug Pricing (GLOBE) Model and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, to the White House for review. These models, if implemented, may allow CMS to pursue formalized approaches to MFN pricing for prescription drugs. In addition, on November 6, 2025, CMS published a request for applications for another CMMI model, the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model. This is a voluntary model that tests the effect of supplemental rebate agreements between manufacturers and CMS, which align Medicaid prices with a defined MFN price. Likewise, the Trump administration has taken steps indicating that it will continue an initiative announced by the Biden administration to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. Further, budget reconciliation legislation enacted in 2025 provided for significant spending reductions for Medicaid and other federal programs, which could impact our future business prospects.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. In addition, certain health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the Affordable Care Act provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S., China and other countries with respect to our proprietary technology and product candidates. As of December 31, 2025, we owned 19 issued U.S. patents directed to Plinabulin use in the treatment of various disorders, polymorphic forms of Plinabulin, Plinabulin compositions, and Plinabulin analogs. In addition, we had granted patents in 34 foreign jurisdictions, including Japan, South Korea, China, European countries, and other countries. The U.S. patents are scheduled to expire between 2033 and 2042, excluding any patent term restorations. We had 20 families of pending patent applications directed to use of Plinabulin in neutropenia reduction, use of Plinabulin for treating RAS mutant tumors and brain tumors, polymorphic forms of Plinabulin, use of Plinabulin in combination with checkpoint inhibitors, use of Plinabulin in reduction of immunotherapy related adverse events, use of Plinabulin in the treatment of thrombocytopenia, use of Plinabulin in combination with G-CSF therapy, use of Plinabulin for treating EGFR mutant tumors, use of Plinabulin in combination with an immune checkpoint inhibitor and a farnesyl pyrophosphate synthase inhibitor for treating cancer, use of Plinabulin in treating immune checkpoint inhibitor-resistant patients, Plinabulin impurities, use of Plinabulin as a monotherapy in treating certain cancers, kits and methods for providing and administering Plinabulin, use of Plinabulin in combination with a PARP inhibitor, Plinabulin micelle compositions, use of Plinabulin in combination with a cyclin-dependent kinase inhibitor, and use of biomarkers for Plinabulin therapy. If these applications were to issue, they would nominally expire between 2033 and 2044. We had three pending PCT patent applications directed to use of Plinabulin in combination with ADCs, use of Plinabulin in a combination therapy for treating small-cell lung cancer, and use of Plinabulin in a combination therapy for treating non-small cell lung cancer in patients who have failed first-line immune checkpoint inhibitor therapy. If applications claiming priority to these PCT applications were to issue, they would nominally expire in 2045.

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

In most countries in which we file, including the U.S., the term of an issued patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. Although various extensions may be available, the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, we may be open to competition from other companies as well as generic medications once the patent life has expired for a drug. The granted U.S. patents directed to Plinabulin use, compositions, and polymorphic forms are scheduled to expire between 2033 and 2042, excluding any potential patent term restoration. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business and results of operations may be adversely affected.

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

Wanchunbulin, a partially owned subsidiary, holds the intellectual property rights to Plinabulin in China. We currently indirectly own 57.97% of the equity interest of Wanchunbulin. 42.03% of the equity interest of Wanchunbulin is held by certain other investors. As a result, any distributions resulting from Wanchunbulin on account of its equity ownership will not be fully received by us as the parent company, and any payment from us to Wanchunbulin will indirectly benefit said investors. In addition, under Chinese laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. Registered share capital and capital reserve accounts are also restricted from withdrawal in China. As of December 31, 2025, these restricted net assets were approximately $12 thousand.

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

As of February 27, 2026, we had 44 full-time employees, including 34 employed by SEED. Of these, 25 were engaged in full-time research and development and laboratory operations and 19 were engaged in full-time general and administrative functions. As of February 27, 2026, 16 of our employees were located in China and 28 were located in the U.S. We have also engaged and may continue to engage independent contractors who are not full-time employees, to assist us with our operations. As our development and commercialization plans and strategies develop, we will need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. Future growth will impose significant added responsibilities on members of management, including:

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective as of December 31, 2025. We have identified material weaknesses in our internal control over financial reporting in the past and may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. More generally, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ordinary shares could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Our continuing operations had cash and cash equivalents of $7.8 million and $2.9 million at December 31, 2025 and 2024, respectively. We may invest our cash in a variety of financial instruments, principally short-term investment grade, interest-bearing instruments. Our continuing operations had short-term investments of $4.8 million and nil at December 31, 2025 and 2024, respectively. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. Our exposure to interest rate risk arises through movements in regard to interest income we earn on our deposits. To manage the risk, our cash is held at financial institutions that we believe to be of high credit quality. While we believe our cash position does not expose us to excessive risk, future investments may be subject to adverse changes in market value.

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

Since January 2025, the United States has announced significant new tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory tariff announcements and trade actions. Certain of the tariffs have been and may be delayed, but others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through presidential action, bilateral negotiations, judicial orders or congressional action, and tariffs announced or imposed by other countries can be affected by similar developments. It is not clear what impact these tariff negotiations may have or what further actions the governments may take.

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

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us. We conduct clinical activities and have business operations both in the United States and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect the hiring of scientists and other research and development personnel, the import or export of raw materials in relation to drug development, our ability to raise capital, or the market price of our ordinary shares. For example, in 2021, the Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which he stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with VIE structures.

There have also been Congressional legislative proposals to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. For example, the BIOSECURE Act was passed as part of the National Defense Authorization Act for Fiscal Year 2026 and prohibits U.S. government contracts, loans and grants being made to any “biotechnology company of concern” or to any entity that uses biotechnology equipment or services from a “biotechnology company of concern”, including certain entities in China involved in the manufacturing, distribution, provision, or procurement of a biotechnology equipment or service. If our suppliers or our customers were to be designated under the BIOSECURE Act, this could potentially harm our business and could severely restrict our ability to purchase services or products from, or otherwise collaborate with “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Under Chinese laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside 10% of its after-tax profits each year to fund certain statutory common reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. If the statutory common reserve funds are not sufficient to make up its losses in previous years (if any), such subsidiary shall use the profits of the current year to make up the losses before accruing the statutory common reserve funds. At the discretion of the shareholders, it may, after accruing the statutory common reserve funds, allocate a portion of its after-tax profits, based on PRC accounting standards, to discretionary common reserve funds. These statutory common reserve funds and discretionary common reserve funds, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in China. As of December 31, 2025, these restricted net assets were approximately $12 thousand.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, and our former auditor was subject to that determination. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 20-F for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Our current auditor since April 9, 2025, CBIZ CPAs P.C., or CBIZ, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. CBIZ is headquartered in Cleveland, Ohio. CBIZ was not included in the list of PCAOB Identified Firms in the PCAOB Determination Report issued in December 2021, and was inspected by the PCAOB on a regular basis. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA.

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

Regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the Cyber Security Law of the PRC, or the Cyber Security Law, which became effective in June 2017 and amended in October 2025, created China’s first national-level data protection regime for “network operators,” which may include all organizations in China that provide services over the internet or another information network.

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

Sales of our ordinary shares or other equity securities in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline significantly. As of February 27, 2026, we had 41,119,820 ordinary shares outstanding. Among these shares, 19,423,295 ordinary shares have been registered under the Securities Act and are freely transferable by persons other than our “affiliates” without restriction or registration; the remaining shares outstanding have not been registered under the Securities Act and may be offered or sold only pursuant to an effective registration statement or pursuant to an available exemption from the registration requirements. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Our directors, executive officers and shareholders holding more than 10% of our ordinary shares beneficially owned approximately 18.17% of our ordinary shares as of February 27, 2026. These shareholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could have the dual effect of depriving our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and reducing the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders, including the holders of our ordinary shares. In addition, these persons could divert business opportunities away from us to themselves or others.

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

Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting in connection with this Annual Report on Form 10-K. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we may not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. See “Item 1A. Risk Factors—Risks Related to Our Industry, Business and Operation—If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our ordinary shares.”

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

Based on the current and anticipated composition of our income, assets and operations and the price of our ordinary shares, we believe that it is likely that we were not a PFIC for U.S. federal income tax purposes for the taxable year that ended December 31, 2025. However, we have been classified as a PFIC in prior years and may again be classified as a PFIC in the future, which could result in adverse U.S. federal income tax consequences for our U.S. shareholders. Our PFIC status for the current taxable year ending December 31, 2026, will not be determinable until after the close of the taxable year. There can be no assurance that we will not be a PFIC for any taxable year.

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

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of RMB 10,252 (approximately $1,466). The lease expires on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease.

SEED currently leases permanent office space and lab space in Pennsylvania, with a total space of approximately 10,086 square feet. Its current rent is $41,327 per month. Starting in June 2026, SEED’s annual rent will increase by 3%. SEED additionally pays for the cost of its utilities, as well as its proportionate share of building real estate taxes, and building operating expenses, and has paid approximately $0.9 million for improvements to the leased property on behalf of the lessor. Payments under the lease are expensed on a straight-line basis over the period of the lease. Additionally, SEED has also purchased lab equipment of approximately $1.9 million as of December 31, 2025.

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

Holders

As of February 27, 2026, we had approximately 70 holders of record of our ordinary shares. These numbers do not include beneficial owners whose ordinary shares are held by nominees in street name. Because many ordinary shares are held by broker nominees, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

The implementation rules of the EIT Law provide that, (1) if the enterprise that distributes dividends is domiciled in China or (2) if gains are realized from transferring equity interests of enterprises domiciled in China, then such dividends or capital gains are treated as China-sourced income. It is not clear how “domicile” may be interpreted under the EIT Law, and it may be interpreted as the jurisdiction where the enterprise is a tax resident. Therefore, if we are considered as a Chinese tax resident enterprise for Chinese tax purposes, any dividends we pay to our overseas shareholders as well as gains realized by such shareholders from the transfer of our shares may be regarded as China-sourced income. If we are considered a “non-resident enterprise” by the PRC tax authorities, the dividends paid to us by our PRC subsidiaries will be subject to a 10% withholding tax. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by an foreign-invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. The Cayman Islands, where we are incorporated does not have such tax treaty with China. Under the Hong Kong Tax Treaty, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise that receives a dividend is considered a non-PRC tax resident enterprise and directly holds at least 25% of the equity interests in the PRC enterprise distributing the dividends as the beneficial owner, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. In February 2018, the SAT promulgated the Announcement on Issues relating to “Beneficial Owner” in Tax Agreements, which provides the criteria of determination of “Beneficial Owner.” For determination of “Beneficial Owner”, actual conditions of the specific case shall be taken into account to conduct a comprehensive analysis. Accordingly, BeyondSpring HK may be able to enjoy the 5% withholding tax rate for the dividends it receives from its PRC subsidiaries if it satisfies the relevant conditions under tax rules and regulations and obtains the approvals as required.

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

Notwithstanding the foregoing, in 2025, we became a domestic issuer for purposes of U.S. federal securities law. As a domestic issuer for purposes of U.S. federal securities law, we, among other obligations, must file this Annual Report on Form 10-K and not Form 20-F. Our characterization as a domestic issuer for purposes of U.S. federal securities law does not, however, alter our characterization as a non-U.S. corporation for U.S. federal income tax purposes.

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

An individual or other non-corporate U.S. Holder of our ordinary shares may be eligible for reduced rates of taxation on dividends: (i) received from a qualified foreign corporation if such qualified foreign corporation is neither a PFIC nor treated as such with respect to such U.S. Holder for the taxable year in which the dividend is paid or for the preceding taxable year, and (ii) provided that certain holding period and other requirements are met. A foreign corporation that is not classified as a PFIC is generally treated as a qualified foreign corporation with respect to dividends paid on ordinary shares if such ordinary shares are “readily tradable” on an “established securities market” in the United States. Although our ordinary shares are listed on the Nasdaq Capital Market, our ordinary shares may not be considered readily tradable on an established securities market in the current year or subsequent years. As discussed below under “—Passive Foreign Investment Company,” although there can be no assurances regarding our PFIC status for any taxable year, we believe that we were not a PFIC for our 2025 taxable year. Thus, dividends paid on our ordinary shares to individuals and other non-corporate U.S. Holders may constitute “qualified dividend income” eligible for reduced rates of taxation if we are a qualified foreign corporation and we are not a PFIC with respect to such U.S. Holders for the taxable year in which the dividend is paid or in the preceding taxable year.

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

Based on an analysis of our income and the value of our assets, we believe that we were not a PFIC for the taxable year ended December 31, 2025, although no assurance can be given due to the highly factual nature of such analysis. Our PFIC status for the current taxable year ending December 31, 2026, will not be determinable until after the close of the year, and it is possible that we may be classified as a PFIC for the current taxable year and for future taxable years. We believe we were a PFIC for each of the 2016–2020 taxable years, and we may have been a PFIC in prior taxable years as well. No assurance can be given with respect to our PFIC status for the current taxable year or any future taxable year, however. The determination of whether we are or will become a PFIC is uncertain, because it is a fact-intensive inquiry made on an annual basis that depends, in part, on the composition of our income and assets. Fluctuations in the market price of our ordinary shares may influence whether we are classified as a PFIC for the current or subsequent taxable years because the value of our assets for the purpose of the asset test may be determined by reference to the market price of our ordinary shares from time to time (which may be volatile for biopharmaceutical companies, such as ours, that have not yet achieved commercialization with respect to any of their products). The composition of our income and assets may also be affected by how, and how quickly, we use our liquid assets. Under circumstances where our revenue from activities that produce passive income increases relative to our revenue from activities that produce non-passive income, or where we determine not to deploy cash for active purposes, our risk of being classified as a PFIC will substantially increase. Furthermore, prior to the commercialization of any of our drug candidates, interest and other passive income could constitute more than 75% of our gross income for any taxable year.

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

Overview

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. Our first-in-class lead asset, Plinabulin is a novel brain-penetrant microtubule modulator with dendritic cell maturation and vasculature modulation mechanism, which has the potential to help mitigate “acquired resistance” from prior ICI treatment in cancer patients. Plinabulin has been administered to over 700 cancer patients with generally good tolerability and is being developed as a potential “pipeline in a drug” in various cancer indications as a direct anti-cancer agent with safety benefit of CIN. We are also developing three small molecule immune agents, which are currently in pre-clinical stages. In addition, we founded and continue to own an equity stake in SEED. See “Item 1. Business—SEED’s Targeted Protein Degradation (TPD) Platform and Pipeline—SEED’s relationship with BeyondSpring” for additional information. SEED is utilizing a proprietary TPD drug discovery platform, or “molecular glue” technology, to develop innovative therapeutic agents from internal research and development efforts and with our collaborators on currently undruggable protein targets. SEED has advanced its wholly owned lead oncology asset, a novel RBM39 degrader into phase 1 clinical studies in January 2026. SEED is partnering with Eli Lilly and Eisai to discover and develop new chemical entities through this proprietary TPD platform which could produce therapeutic benefits to patients suffering from oncology and CNS disease, among others.

Plinabulin is being studied as an anti-cancer agent in a number of company-sponsored studies and investigator-initiated studies. After a successful phase 3 study (DUBLIN-3) in NSCLC, Plinabulin regimen is in a confirmatory global phase 3 study in second- and third-line NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, a severe unmet medical need. The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care docetaxel alone with doubling 2-year and 3-year OS rate. Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction. The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the IASLC conference. We plan to use our best efforts to file an NDA with the NMPA as soon as possible. Because DUBLIN-3 study had over 80% patients from Asia, we plan to initiate a confirmatory global phase 3 study in second- and third-line non-squamous NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, based on productive discussion with US regulatory agency.

The current standard of care for first-line EGFR wild type NSCLC is PD-1/PD-L1 antibodies with or without platinum doublet. However, over 60% patients progress on these therapies, defined as “acquired resistance” due to “T cell exhaustion” and/or “APC pathway mutation” (Memon et al., Cancer Cell 2024). Once patients progress on these regimens, docetaxel, a drug approved over 25 years ago, is recommended in the second- and third-line, but it has modest clinical benefit and high severe neutropenia. To address the significant unmet need in this population, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303): Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented clinical meaningful data of high disease control rate and prolonged PFS from this study at ESMO 2024, SITC 2024, and ASCO 2025. In addition, our collaborators at MD Anderson Cancer Center have completed a phase 1 IIT study in Plinabulin combination with PD-1 or PD-L1 antibodies and radiation for the treatment of patients in eight cancers who progressed from PD-1/PD-L1 antibodies, with disease control rate of 54%. This paper was published in Cell Press “Med” in June 2025. Plinabulin’s rapid DC maturation biomarker analysis was observed in responding patients.

Plinabulin is also being studied in a Phase 2 investigator-initiated study (Study 302) in combination with Keytruda®, etoposide and platinum for the first-line treatment of ES-SCLC patients at Wuhan Union Hospital in China, where the current standard of care has limited median PFS.

Additional completed investigator initiated studies with Plinabulin include: 1) in combination with nivolumab, a PD-1 antibody, for the treatment of NSCLC at UCSD and the University of Washington (Phase 1 completed); and 2) in combination with nivolumab and ipilimumab, a CTLA-4 antibody, for the treatment of ES-SCLC at the Rutgers University and other U.S. clinical centers (Phase 1 completed, Phase 2 completed for patients who progressed on PD-1/PD-L1 antibodies).

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

Through December 31, 2025, we have raised approximately $301.0 million in equity financings, $10.2 million of issuance of non-controlling interests, $37.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly, and approximately $31.0 million upfront payment to Wanchunbulin from Hengrui. As of December 31, 2025, our continuing operations had cash and cash equivalents of $7.8 million.

Since inception we have incurred operating losses. Our consolidated net losses were $14.2 million and $16.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $408.4 million and $407.4 million, respectively. Substantially all of our losses have resulted from funding our preclinical studies, clinical trials, manufacturing our drug product, our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase in connection with our ongoing activities, as we:

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

We will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for and, if any of our product candidates are approved, proceed to commercialization. We continue to explore strategic options in the United States and globally to support the execution of our business plan and to maximize shareholder value. These options may include licensing and partnership arrangements, a sale of the Company or its assets, equity or debt financing, or a combination of the above. Adequate funding may not be available to us on acceptable terms, or at all. In particular, inflation and high interest rates across the global economy, governments’ monetary policy in response to inflation concerns, concerns around tariffs and a possible recession, the ongoing hostilities between Russia and Ukraine and escalating geopolitical tensions and military conflicts in the Middle East, including conflicts involving Israel, Hamas, Iran and other regional actors, have caused, and may continue to cause, market volatility, and under such market conditions, we may not be able to obtain funding on reasonable terms or at all.

Discontinued Operations

SEED was founded by us in 2019. As of December 31, 2025, the BYSI Entities owned an aggregate of 10,289,545 Series A-1 Preferred Shares of SEED.

In January 2025, we entered into definitive agreements to sell a portion of our Series A-1 Preferred Shares of SEED for $35.4 million, or $4.25 per share, to certain third-party investors in three installments. The first closing of 1,730,454 shares for approximately $7.35 million occurred in February 2025. The second closing of 3,103,055 shares for approximately $13.19 million is expected to be completed in 2026. Under the terms of the definitive agreements, the third closing of 3,500,128 shares for approximately $14.88 million is scheduled to occur no later than December 15, 2026. Each agreement contains specified termination rights for us and each purchaser, including a mutual termination right in the event a closing shall not have occurred by such specified date as set forth in each agreement.

In September 2025, SEED entered into share purchase agreements with certain third-party investors to sell an aggregate of 1,411,761 of its Series A-3 Preferred Shares for an aggregate purchase price of $6 million at a cash purchase price of $4.25 per share.

As of the date of this Annual Report on Form 10-K, the BYSI Entities own approximately 38.03% of the outstanding equity interest in SEED, and are expected to own approximately 26.56% and 13.62% of the outstanding equity interest in SEED after the second and third closings, respectively, in each case calculated on an as-converted basis (excluding any shares that may be reserved under an employee stock ownership plan, or similar arrangement), and assuming there is no other change to SEED’s share capital prior to such closings. For so long as the BYSI Entities remain holders of a majority of the Series A-1 Preferred Shares of SEED, they have the right to elect two directors of SEED. In addition, holders of a majority of the Series A-1 Preferred Shares and ordinary shares of SEED will have the right to elect two independent directors of SEED.

As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. We reclassified the financial results of SEED to Discontinued Operations in the Consolidated Statements of Comprehensive Loss for all periods presented. In connection with the first closing described above, we recorded a gain on sale of subsidiary interests of $7.0 million. We also reclassified the related assets and liabilities as current and noncurrent assets and liabilities of discontinued operations on the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024. Cash flows from discontinued operations are not reclassified in the Consolidated Statements of Cash Flows but are disclosed in the accompanying financial footnotes. See Note 3 (Discontinued operations) to our consolidated financial statements for additional information.

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

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. In 2025, our discontinued operations generated $2.0 million of revenue through SEED’s research collaboration and license agreement with Eli Lilly and our continuing operations did not generate any revenue. The RMB 200 million (approximately $28.6 million) upfront payment received by Wanchunbulin from Hengrui is recorded as deferred revenue and will be recognized as revenue over time after product approval using unit of delivery measure of progress. In the future, we may generate revenue from a combination of product sales, reimbursements, upfront payments, milestone payments and royalties in connection with existing and future collaborations. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue from product sales in the future.

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

Other Income (Expenses)

Other income consists primarily of foreign exchange gains and interest income earned on our cash and cash equivalents. Other expenses consist primarily of foreign exchange losses.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024, respectively, together with the percentage changes in those items:

	Years Ended December 31,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(4,388)	(2,644)	66%
General and administrative	(4,557)	(6,110)	-25%
Loss from operations	(8,945)	(8,754)	2%
Other income (expense)
Foreign exchange gain (loss), net	165	(96)	-272%
Interest income	78	59	32%
Other income, net	77	22	250%
Total other income (expense)	320	(15)	-2233%
Net loss before income tax	(8,625)	(8,769)	-2%
Income tax expenses	(90)	(96)	-6%
Net loss from continuing operations	(8,715)	(8,865)	-2%

Discontinued operations:
Loss from discontinued operations	(12,488)	(7,828)	60%
Gain on sale of subsidiary interests	6,986	—	—
Income tax expenses	—	—	—
Net loss from discontinued operations	(5,502)	(7,828)	-30%

Net loss	(14,217)	(16,693)	-15%

Research and Development Expenses

Research and development (R&D) expenses were $4.4 million for the year ended December 31, 2025 compared to $2.6 million for the year ended December 31, 2024. The $1.8 million increase was primarily due to expanded drug manufacturing activities to prepare for potential future study initiation, increased data management efforts related to NSCLC study data cleaning and validation, increased Plinabulin combination therapy research supporting strategic business development and partnership initiatives, higher regulatory affairs related professional service expenses, and higher personnel costs.

The following table summarizes the research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	1,235	417	196%
Preclinical expenses	395	45	778%
Professional services	1,170	994	18%
Personnel compensation and related costs	1,336	1,015	32%
Facility and other expenses	252	173	46%
Total research and development	4,388	2,644	66%

General and Administrative Expenses

General and administrative (G&A) expenses were $4.6 million for the year ended December 31, 2025, compared to $6.1 million for the year ended December 31, 2024. The $1.5 million decrease was primarily attributable to lower personnel costs resulting from reduced headcount, decreased professional service expenses related to business development and partnership consulting, and lower corporate overhead including D&O insurance premiums and investor marketing advisory expenses.

Other Income (Expenses)

Other income for the year ended December 31, 2025 consisted primarily of foreign exchange gains and interest income earned on our cash and cash equivalents. Other income for the year ended December 31, 2024 consisted primarily of foreign exchange losses, offset by interest income.

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our negative cash flows have resulted from funding our research and development programs and general and administrative expenses associated with our operations. We incurred consolidated net losses of $14.2 million and $16.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $408.4 million and $407.4 million, respectively. Our primary use of cash is to fund research and development costs and for general and administrative expenses. Our operating activities used $19.8 million and $16.4 million of cash, including $12.3 million and $7.7 million used in discontinued operating activities, during the years ended December 2025 and 2024, respectively. We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, sale of subsidiary interests and collaboration arrangements. For the year ended December 31, 2025, we have received aggregate net cash proceeds of $2.0 million from the issuance of our equity securities. As of December 31, 2025, our continuing operations had cash and cash equivalents of $7.8 million.

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

The following table provides information regarding our consolidated cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in operating activities	(19,769)	(16,443)
Net cash provided by (used in) investing activities	10,787	(12,012)
Net cash provided by financing activities	4,968	26,785
Net effect of foreign exchange rate changes	105	(33)
Net decrease in cash and cash equivalents	(3,909)	(1,703)

The following table provides information regarding cash flows of discontinued operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Net cash used in discontinued operating activities	(12,314)	(7,665)
Net cash provided by (used in) discontinued investing activities	8,207	(12,012)
Net cash provided by discontinued financing activities	2,980	23,815

Cash inflows generated by our discontinued operations were used to support their own operations, including funding their own R&D activities, rather than being transferred to or used by the continuing operations. As such, we believe the liquidity of our continuing operations will not be negatively affected by the absence of discontinued operation’s cash flows.

Net Cash Used in Operating Activities

The cash used in operating activities for the years ended December 31, 2025 and 2024 resulted primarily from our net losses of $14.2 million and $16.7 million, respectively, adjusted for non-cash charges and changes in components of working capital. During 2025, these non-cash charges mainly consisted of $7.0 million of gain on sale of subsidiary interests, $0.7 million of non-cash share-based compensation and $0.7 million of non-cash operating lease expenses. Net cash used in operating activities was $19.8 million for the year ended December 31, 2025, compared to $16.4 million for the year ended December 31, 2024. The $3.4 million increase was primarily due to increase of operating cash expenditures by our discontinued operations to fund their own R&D activities.

The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs and related administrative expenses. Our advances to suppliers and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $10.8 million. Net cash used in investing activities for the year ended December 31, 2024 was $12.0 million. During 2025, net cash was primarily provided by maturity of time deposits, partially offset by cash used in acquiring structured deposits. During 2024, net cash was primarily used for acquiring time deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 and 2024 was $5.0 million and $26.8 million, respectively. During 2025, we received aggregate net cash proceeds of $2.0 million from the issuance of our equity securities. SEED received $3.0 million from the sale of its Series A-3 Preferred Shares. During 2024, we received aggregate net cash proceeds of $3.0 million from the issuance of our equity securities. SEED received $20.0 million from the sale of its Series A-3 Preferred Shares.

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

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of RMB 10,252 (approximately $1,466). The lease is set to expire on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease.

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

Certain of these estimates are considered critical as they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Our critical accounting estimate is summarized below. For a summary of significant accounting policies and the effect on our financial statements, see Note 2 to our consolidated financial statements included in this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BeyondSpring Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BeyondSpring Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Accrual for research contract costs

As described in Note 2 to the financial statements, the Company has entered into various research and development contracts with research institutions and other companies primarily in China, U.S. and Europe. Related payments are recorded as research and development expenses, and accruals are recorded for estimated ongoing research costs. When evaluating the adequacy of the accrual for research contract costs, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of the reporting period and actual results could differ from the Company’s estimates.

The principal consideration for our determination in performing procedures related to the accrual for research contract costs is a critical audit matter is that there was judgment by management in determining the achievement of milestones and occurrence of other events that creates a present obligation for the Company to pay the research institutions and other companies for their services.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of the design and implementation of certain key controls and how management estimates and records the accrued research contract costs; (ii) inspecting research and development related contract terms and conditions, and assessing the status of contracts with research institutions and other companies through corroborative inquiries with the in-house research personnel; (iii) reviewing subsequent disbursements to determine whether any invoices belong to the period under audit were properly accrued for to identify any unrecorded accrued expenses at year end; (iv) evaluating management’s estimate by testing the activities of the expenses and payments recorded in the current period; (v) comparing and reconciling the confirmation responses from the research institutions and other companies with the accrual balances.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, CA

March 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BeyondSpring Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BeyondSpring Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2023 to 2025.

Costa Mesa, CA

March 27, 2025

BEYONDSPRING INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	As of December 31,
	2024	2025
	$	$

Assets
Current assets:
Cash and cash equivalents	2,922	7,786
Short-term investments	-	4,775
Advances to suppliers	240	227
Prepaid expenses and other current assets	68	71
Current assets of discontinued operations	25,347	8,023
Total current assets	28,577	20,882

Noncurrent assets:
Property and equipment, net	239	166
Operating right-of-use assets	513	305
Other noncurrent assets	213	224
Noncurrent assets of discontinued operations	4,773	4,356
Total noncurrent assets	5,738	5,051

Total assets	34,315	25,933

Liabilities and equity

Current liabilities:
Accounts payable	295	363
Accrued expenses	840	938
Current portion of operating lease liabilities	282	320
Other current liabilities	780	822
Current liabilities of discontinued operations	8,813	11,133
Total current liabilities	11,010	13,576

Noncurrent liabilities:
Operating lease liabilities	307	-
Deferred revenue	27,400	28,600
Other noncurrent liabilities	3,686	3,981
Noncurrent liabilities of discontinued operations	6,197	3,766
Total noncurrent liabilities	37,590	36,347

Total liabilities	48,600	49,923

Commitments and contingencies (Note 13)

Shareholders’ deficit
Ordinary shares ($0.0001 par value; 500,000,000 shares authorized; 40,316,320 and 41,122,320 shares issued and outstanding as of December 31, 2024 and 2025, respectively)	4	4
Additional paid-in capital	373,185	375,664
Accumulated deficit	(407,425)	(408,431)
Accumulated other comprehensive income	1,336	602

Total BeyondSpring Inc.’s shareholders’ deficit	(32,900)	(32,161)
Noncontrolling interests	18,615	8,171
Total shareholders’ deficit	(14,285)	(23,990)

Total liabilities and shareholders’ deficit	34,315	25,933

The accompanying notes are an integral part of these consolidated financial statements.

BEYONDSPRING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	Year ended December 31,
	2024	2025
	$	$

Revenue	-	-

Operating expenses
Research and development	(2,644)	(4,388)
General and administrative	(6,110)	(4,557)

Loss from operations	(8,754)	(8,945)
Foreign exchange gain (loss), net	(96)	165
Interest income	59	78
Other income, net	22	77

Loss before income tax	(8,769)	(8,625)
Income tax expenses	(96)	(90)

Net loss from continuing operations	(8,865)	(8,715)

Discontinued operations
Loss from discontinued operations	(7,828)	(12,488)
Gain on disposal of discontinued operations	-	6,986
Income tax expenses	-	-
Net loss from discontinued operations	(7,828)	(5,502)

Net loss	(16,693)	(14,217)
Less: Net loss attributable to noncontrolling interests from continuing operations	(388)	(242)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(5,182)	(12,969)
Net loss attributable to BeyondSpring Inc.	(11,123)	(1,006)

Net earnings (loss) per share, basic and diluted
Continuing operations	(0.21)	(0.21)
Discontinued operations	(0.07)	0.19
Basic and diluted loss per share	(0.28)	(0.02)

Weighted-average shares outstanding
Basic and diluted	39,733,191	40,406,347

Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment gain (loss) from continuing operations	710	(1,147)
Foreign currency translation adjustment gain (loss) from discontinued operations	17	(107)
Comprehensive loss	(15,966)	(15,471)
Less: Comprehensive loss attributable to noncontrolling interests from continuing operations	(131)	(655)
Less: Comprehensive loss attributable to noncontrolling interests from discontinued operations	(5,154)	(13,076)
Comprehensive loss attributable to BeyondSpring Inc.	(10,681)	(1,740)

The accompanying notes are an integral part of these consolidated financial statements.

BEYONDSPRING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	BeyondSpring Inc.’s shareholders
					Accumulated
			Additional		other
	Ordinary share		paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	(loss) gain	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at January 1, 2024	39,029,163	4	368,599	(396,302)	894	(26,805)	(8,530)	(35,335)
Issuance of ordinary shares, net of issuance costs	1,271,187	-	2,970	-	-	2,970	-	2,970
Share-based compensation	-	-	2,073	-	-	2,073	195	2,268
Exercise of share options	15,970	-	-	-	-	-	-	-
Capital contribution from noncontrolling interests	-	-	-	-	-	-	20,000	20,000
Issuance costs incurred by noncontrolling interests	-	-	-	-	-	-	(96)	(96)
Accretion of contingently redeemable noncontrolling interest	-	-	(457)	-	-	(457)	-	(457)
Reclassification of noncontrolling interests from mezzanine equity to permanent equity	-	-	-	-	-	-	12,331	12,331
Other comprehensive income	-	-	-	-	442	442	285	727
Net loss	-	-	-	(11,123)	-	(11,123)	(5,570)	(16,693)

Balances at December 31, 2024	40,316,320	4	373,185	(407,425)	1,336	(32,900)	18,615	(14,285)
Issuance of ordinary shares, net of issuance costs	800,000	-	1,980	-	-	1,980	-	1,980
Share-based compensation	6,000	-	499	-	-	499	225	724
Capital contribution from noncontrolling interests	-	-	-	-	-	-	2,720	2,720
Issuance costs incurred by noncontrolling interests	-	-	-	-	-	-	(26)	(26)
Ownership interests in subsidiary transferred to third parties	-	-	-	-	-	-	368	368
Other comprehensive income	-	-	-	-	(734)	(734)	(520)	(1,254)
Net loss	-	-	-	(1,006)	-	(1,006)	(13,211)	(14,217)

Balances at December 31, 2025	41,122,320	4	375,664	(408,431)	602	(32,161)	8,171	(23,990)

The accompanying notes are an integral part of these consolidated financial statements.

BEYONDSPRING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”))

	Year ended December 31,
	2024	2025
	$	$
Cash flows from operating activities:
Net loss	(16,693)	(14,217)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expenses	285	87
Share-based compensation	2,255	722
Non-cash operating lease expenses	702	747
Unrealized gain on short-term investments	(3)	-
Gain on sale of subsidiary interests	-	(6,986)
Changes in assets and liabilities:
Short-term investments	(64)	254
Advances to suppliers	(19)	(18)
Prepaid expenses and other current assets	10	64
Other noncurrent assets	(117)	(42)
Accounts payable	(607)	(76)
Accrued expenses	(387)	1,842
Operating lease liabilities	(631)	(709)
Other current liabilities	(163)	268
Deferred revenue	(1,001)	(2,001)
Other noncurrent liabilities	(10)	296
Net cash used in operating activities	(16,443)	(19,769)
Cash flows from investing activities:
Acquisitions of property and equipment	(224)	(50)
Purchase of short-term investments	(12,788)	(14,949)
Proceeds from maturity of short-term investments	1,000	18,432
Proceeds from sale of subsidiary interests	-	7,354
Net cash (used in) provided by investing activities	(12,012)	10,787
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	3,000	2,000
Capital contribution from noncontrolling interests	20,000	2,720
Payments of offering costs	(30)	(12)
Payments of issuance costs of noncontrolling interests	(96)	(26)
Proceeds from loans	3,911	286
Net cash provided by financing activities	26,785	4,968
Effect of foreign exchange rate changes	(33)	105
Net decrease in cash and cash equivalents	(1,703)	(3,909)
Cash and cash equivalents from continuing operations at beginning of year	15,337	2,922
Cash and cash equivalents and from discontinued operations at beginning of year	2,413	13,125
Less: cash and cash equivalents from discontinued operations at end of year	13,125	4,352
Cash and cash equivalents from continuing operations at end of year	2,922	7,786

Supplemental disclosures of cash flow information
Interest paid	-	-
Interest received	148	311
Income taxes paid	7	2

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	40
Issuance costs accrued in accrued expenses	-	8

The accompanying notes are an integral part of these consolidated financial statements.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

In August 2024, SEED Therapeutics Inc. (“SEED”) completed the first close of its Series A-3 financing, where SEED sold an aggregate of 5,647,059 of its Series A-3 Preferred Shares to Eisai Co., Ltd (“Eisai”) and certain other third-party investors, for an aggregate purchase price of $24,000, each at a cash purchase price of $4.25 per share.

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

In September 2025, SEED entered into share purchase agreements with certain third-party investors and a related party (see Note 15 – Related Party Transactions) to sell an aggregate of 1,411,761 of its Series A-3 Preferred Shares for an aggregate purchase price of $6,000 at a cash purchase price of $4.25 per share. As of December 31, 2025, the BYSI Entities owns approximately 34.29% of the outstanding equity interest in SEED, calculated on an as-converted basis. SEED continues to be consolidated into the financial statements of the Company since the Company remains substantive control of SEED.

As of December 31, 2025, the subsidiaries of the Company are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership by the Group	Principal activities
BeyondSpring Pharmaceuticals Inc. (“BeyondSpring US”)	Delaware, U.S.	June 18, 2013	100%	Clinical trial activities

BeyondSpring Ltd.	The British Virgin Islands (“BVI”)	December 3, 2014	100%	Holding company

BeyondSpring (HK) Limited (“BeyondSpring HK”)	Hong Kong	January 13, 2015	100%	Holding company

Wanchun Biotechnology Limited (“BVI Biotech”)	BVI	April 1, 2015	100%	Holding company

Wanchun Biotechnology (Dalian) Ltd. (“Wanchun Dalian”)	People’s Republic of China (“PRC”)	April 23, 2015	100%	Holding company

Dalian Wanchunbulin Pharmaceuticals Ltd. (“Wanchunbulin”)	PRC	May 6, 2015	57.97%	Clinical trial activities

Beijing Wanchun Pharmaceutical Technology Ltd. (“Beijing Wanchun”)	PRC	May 21, 2018	57.97%	Holding company

SEED Therapeutics Inc. (“SEED”)	BVI	June 25, 2019	36.61%	Pre-clinical development activities

SEED Technology Limited (“SEED Technology”)	BVI	December 9, 2019	57.97%	Holding company

SEED Therapeutics US, Inc. (“SEED US”)	Delaware, U.S.	November 25, 2020	36.61%	Pre-clinical development activities

Wanchun Hongji (Dalian) Pharmaceuticals Ltd. (“Wanchun Hongji”)	PRC	March 22, 2022	36.61%	Pre-clinical development activities

SEED LH Inc.	BVI	September 30, 2025	36.61%	Holding company

SEED LH MG Inc.	Delaware, U.S.	October 6, 2025	36.61%	Product development activities

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, share-based compensation, clinical trial accruals, valuation allowance for deferred tax assets, estimating uncertain tax positions (“UTP”), measurement of right-of-use assets and lease liabilities, fair value of financial instruments, impairment of long-lived assets and estimating of useful life for property and equipment. Management bases the estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

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

Research contract costs and accruals

The Company has entered into various R&D contracts with research institutions and other companies primarily in the PRC, the U.S., and Europe.

Related payments are recorded as R&D expenses and are expensed as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Foreign currency translation and transactions

Functional currency

The Company currently uses the U.S. dollar as the functional currency for all its entities, except for entities in the PRC, which adopt the RMB as their functional currency. The determination of the respective functional currency is based on the criteria of ASC 830, Foreign Currency Matters. The Company uses the U.S. dollar as its reporting currency.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Short-term investments

Short-term investments consist of time deposits with original maturities of greater than three months but less than twelve months and structured deposits with maturities of less than twelve months. These structured deposits are classified as short-term investments as they are not readily convertible to known amounts of cash. Financial products issued by commercial banks expected to be realized in cash within the next twelve months are also included in short-term investments.

Advances to suppliers

Advances to suppliers consist of cash to contractors and vendors for services and materials that have not been provided or received. Advances to suppliers are reviewed periodically to determine whether their carrying values have become impaired. The Company considers the assets to be impaired if it is doubtful that the services and materials will be or can be provided by the suppliers. As of December 31, 2024, and 2025, there were no allowances provided.

Leases

The Company determines if an arrangement is a lease or contains a lease at lease inception. For leases with lease and non-lease components, the Company has elected to apply the practical expedient to not separate the lease component and its associated non-lease component. Leases are classified as operating or finance leases in accordance with the recognition criteria in ASC 842, Leases (“ASC842”). The Company’s lease portfolio consists entirely of operating leases as of December 31, 2024 and 2025. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

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

The Company reassesses whether a contract is or contains a lease whenever a substantive change is made to the terms and conditions of the contract. Such changes are not limited to those that meet the definition of a lease modification, which is a specific type of modification characterized by a change in the scope of or consideration for a lease. When a modification does not meet the definition of a lease modification, the Company reassesses whether the contract is or contains a lease but would not apply the lease modification framework if the conclusion regarding whether the contract is or contains a lease is unchanged. If there is a lease modification, the Company considers whether the lease modification results in a separate contract. If so, the Company accounts for the separate contract the same manner as any other new lease, in addition to the original unmodified contract. Otherwise, the Company remeasures and reallocates the remaining consideration in the contract, reassesses the classification of the lease at the effective date of the modification and accounts for any initial direct costs, lease incentives and other payments made to or by the lessee. If the modification fully or partially terminates the existing lease, the Company remeasures the lease liability and decreases the carrying amount of the ROU assets in proportion to the full or partial termination of the existing lease and recognizes in profit or loss any difference between the reduction in the lease liability and the reduction in the ROU assets.

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Impairment of long-lived assets

The Company evaluates long-lived assets such as laboratory equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360-10, Property, Plant and Equipment: Overall (“ASC 360-10”). The Company recognizes an impairment loss when the fair value less cost to sell, if any, is less than their carrying values. For the years ended December 31, 2024 and 2025, the Company did not record any impairment losses on its long-lived assets.

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

Financial instruments of the Company primarily include cash and cash equivalents, short-term investments, and accounts payable. The Company measures its financial products issued by commercial banks at fair value on a recurring basis based on quoted subscription/redemption price published by the relevant banks. The carrying values of cash and cash equivalents, short-term investments, accounts payable, and time deposits approximated their fair values due to their short-term nature.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

2.	Summary of significant accounting policies (continued)

Segment reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company operates in two reportable segments, Plinabulin pipeline and Targeted Protein Degradation (“TPD”) platform, as the CODM manages and assesses the Company’s performance and operating results of Plinabulin pipeline and TPD platform separately to allocate resources. The Plinabulin pipeline focuses on developing innovative cancer therapies to improve clinical outcomes for patients who have high unmet medical needs. The Company’s lead asset, Plinabulin, is being developed as a “pipeline in a drug” in a number of cancer indications. The TPD platform is utilizing a unique “molecular glue” technology to develop innovative therapeutic agents and discover and develop new chemical entities for the most debilitating diseases and disorders.

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Diluted loss per share for continuing operations and for discontinued operations are calculated by dividing net loss from continuing operations and from discontinued operations, respectively, attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the share options and the vesting of restricted shares, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. The effects of all share options and unvested restricted shares were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive during the years ended December 31, 2024, and 2025. Basic and diluted loss per ordinary share is presented in the Company’s consolidated statements of comprehensive loss.

Concentration of risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. As of December 31, 2024 and 2025, cash and cash equivalents, and short-term investments were held by financial institutions located in the U.S. and PRC.

PRC state-owned banks, such as China Merchants Bank and Bank of China, are subject to a series of risk control regulatory standards, and PRC bank regulatory authorities are empowered to take over the operation and management when any of those banks faces a material credit crisis. The Company does not foresee substantial credit risk with respect to cash and cash equivalents, and short-term investments held at the PRC state-owned banks. Meanwhile, China does not have an official deposit insurance program, nor does it have an agency similar to what was the Federal Deposit Insurance Corporation (FDIC) in the U.S. In the event of bankruptcy of one of the financial institutions in which the Company has deposits or investments, it may be unlikely to claim its deposits or investments back in full. The Company selected reputable financial institutions with high rating rates to place its currencies. The Company regularly monitors the rating of the financial institutions to avoid any potential defaults. The Company has not experienced any losses on cash and cash equivalents or short-term investments to date. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Foreign currency exchange rate risk

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of RMB against the U.S. dollar was approximately 2.8% for the year ended December 31, 2024, and the appreciation of RMB against the U.S. dollar was approximately 4.2% for the year ended December 31, 2025. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

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

Recent accounting pronouncements

New accounting standards which have been adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires that public entities on an annual basis, (1) in the rate reconciliation, disclose specific categories and provide additional information for reconciling items that meet a quantitative threshold; (2) about income taxes paid, disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); and (3) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 6 for income tax disclosures.

New accounting standards which have not yet been adopted

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

3.	Discontinued operations

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price. The divestiture of SEED represents a strategic shift in the Company’s reallocation and optimization of the available resources to pipelines with greater potential. In accordance with ASC 205-20, all assets and liabilities of SEED were classified as held-for-sale in the consolidated balance sheet as of December 31, 2024 and 2025, and the results of operations of SEED were reflected as discontinued operations in the consolidated statement of operations for the years ended December 31, 2024 and 2025.

On January 24, 2025, the Company entered into a Preferred Share Purchase Agreement (each, an “Agreement” and collectively, the “Agreements”) with each of Winning View Investment Limited, a business company organized in the BVI, FULL TECH CORPORATE DEVELOPMENT LIMITED, a business company organized in the BVI, and Mapfil Investment Limited, a limited company organized in Hong Kong, respectively (each, a “Purchaser” and collectively, the “Purchasers”). On February 17, 2025, the Company and Winning View Investments Limited entered into the First Amendment to Purchase Agreement (the “Amendment”). Pursuant to the Agreements and the Amendment, the Company agreed to sell a total of 8,333,637 Series A-1 Preferred Shares (the “Shares”) of SEED to the Purchasers at a price per share of $4.25, in exchange of aggregate cash proceeds of $35,418.

The Agreements, as amended, will be executed in three separate closings as described below. The below ownership percentage for the First Closing is calculated after taking into account the issuance of an aggregate of 5,647,059 Series A-3 Preferred Shares in August 2024, and the ownership percentages for the Second Closing and Third Closing are calculated after taking into account the additional issuance of an aggregate of 1,411,761 Series A-3 Preferred Shares in September 2025, assuming there is no other changes to SEED’s share capital prior to such Closings and excluding any shares that may be reserved under an employee stock ownership plan or similar arrangement.

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

(ii)

At the Second Closing (as defined in each Agreement, as amended, which management expects to be completed in 2026), the Company will sell and transfer to the Purchasers a total of 3,103,055 Shares, comprised of 1,436,327 Shares to Winning View Investment Limited, 555,576 Shares to FULL TECH CORPORATE DEVELOPMENT LIMITED and 1,111,152 Shares to Mapfil Investment Limited. Immediately upon the Second Closing, the Company’s direct and indirect ownership in SEED will further decrease to 26.56%. The Company will lose the controlling interest of SEED due to the loss of control of the SEED Board.

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

	As of December 31,
	2024	2025
Assets
Current assets:
Cash and cash equivalents	$13,125	$4,352
Short-term investments	12,044	3,531
Advances to suppliers	86	117
Prepaid expenses and other current assets	92	23
Total current assets	25,347	8,023

Noncurrent assets:
Property and equipment, net	1,323	1,373
Operating right-of-use assets	3,182	2,683
Other noncurrent assets	268	300
Total noncurrent assets	4,773	4,356

Total assets	$30,120	$12,379

Liabilities and equity
Current liabilities:
Short-term loans	$3,911	$4,369
Accounts payable	505	361
Accrued expenses	1,354	3,105
Current portion of operating lease liabilities	400	430
Deferred revenue	2,001	2,001
Other current liabilities	642	867
Total current liabilities	8,813	11,133

Noncurrent liabilities:
Operating lease liabilities	2,375	1,945
Deferred revenue	3,822	1,821
Total noncurrent liabilities	6,197	3,766

Total liabilities	$15,010	$14,899

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

3.	Discontinued operations (continued)

	Year ended December 31,
	2024	2025

Revenue	$2,001	$2,001

Operating expenses
Research and development	(7,503)	(10,853)
General and administrative	(2,660)	(3,929)

Loss from operations	(8,162)	(12,781)
Foreign exchange gain, net	-	1
Interest income	149	176
Other income, net	185	116

Loss before income tax	(7,828)	(12,488)
Income tax expense	-	-
Net loss from discontinued operations	(7,828)	$(12,488)

	Year ended December 31,
	2024	2025

Net cash used in discontinued operating activities	$(7,665)	$(12,314)
Net cash provided by (used in) discontinued investing activities	$(12,012)	$8,207
Net cash provided by discontinued financing activities	$23,815	$2,980

In connection with the First Closing, the Company recorded a gain on the sale of subsidiary interests:

Gain recognized on the First Closing
Fair value of consideration received	$7,354
Less: Adjustments to noncontrolling interests (6.75% of the equity interests)	368
Gain on sale of subsidiary interests	$6,986

4.	Collaboration agreements

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

Under the Hengrui Collaboration Agreement, Hengrui paid Wanchunbulin an upfront non-refundable fee of RMB 200,000 ($28,600) in September 2021. Wanchunbulin will be eligible to receive up to RMB 700,000 ($100,099) in potential regulatory development milestone payments, and up to RMB 400,000 ($57,199) in commercial milestone payments, respectively. In addition, Wanchunbulin will be eligible to receive royalty payments based on net sales of the Plinabulin Products, which sets forth minimum royalties to be received by Wanchunbulin for a specified period.

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

The Company determined that the License and the Manufacturing and Supply Services are not distinct from each other and represent a single performance obligation. The transaction price of the arrangement was the upfront payment of RMB 200,000 ($28,600). The development and commercialization milestone payments and the minimum royalty payments are fully constrained at contract inception due to uncertainty of achievement and are not included in the transaction price. The transaction price allocated to the License and Manufacturing and Supply Services, as a combined performance obligation, will be recognized as revenue over time using unit of delivery measure of progress, as the Company believes that it faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation. The Company did not recognize any revenues from the Hengrui Collaboration Agreement for the years ended December 31, 2024 and 2025, and recorded the entire upfront non-refundable fee received as deferred revenue.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Under the Lilly Collaboration Agreement, Lilly paid SEED an upfront non-refundable fee of $10,000 in November 2020. In addition, SEED will also be eligible to receive up to approximately $780,000 in potential pre-clinical discovery, clinical and regulatory development milestone payments, as well as commercial milestones and royalty payments based on net sales of products that result from the collaboration. As of December 31, 2025, SEED has received $3,000 of these milestone payments for pre-clinical discovery. The Lilly Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company further determined the collaboration is reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

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

SEED recognized collaboration revenue of $2,001 and $2,001 related to the Lilly Collaboration Agreement for the years ended December 31, 2024 and 2025, respectively. Revenue recognized in each year were from amounts included in contract liabilities at the beginning of the year and milestone payments received during the year, if any. These recognized revenues were included in loss from discontinued operations and the related contract liabilities were included in current and noncurrent liabilities of discontinued operations, for all the periods presented.

5.	Property and equipment, net

Property and equipment of continuing operations consisted of the following:

	December 31,
	2024	2025
	$	$

Office equipment	317	323
Laboratory equipment	111	115
Motor vehicles	94	98
Leasehold improvements	271	271

	793	807
Less: accumulated depreciation	(554)	(641)

Property and equipment, net	239	166

Depreciation expenses of continuing operations for the years ended December 31, 2024 and 2025 were $72 and $87, respectively.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

6.	Income taxes

Cayman Islands

The Company is incorporated in the Cayman Islands and is not subject to income tax under the current laws of the Cayman Islands.

BVI

BeyondSpring Ltd., SEED Technology, BVI Biotech, SEED, and SEED LH Inc. are all incorporated in the BVI and are not subject to income tax under the current laws of the BVI.

U.S.

BeyondSpring US, SEED US, and SEED LH MG Inc. are incorporated in Delaware, the U.S. They are subject to statutory U.S. Federal corporate income tax at a rate of 21% for all years presented

Hong Kong

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

PRC

Wanchun Dalian, Wanchunbulin, Beijing Wanchun, and Wanchun Hongji are subject to the statutory tax rate of 25% in accordance with the PRC Enterprise Income Tax Law (“EIT Law”), which was effective since January 1, 2008. In accordance with the implementation rules of EIT Law, a qualified “High and New Technology Enterprise” (“HNTE”) is eligible for a preferential tax rate of 15%. The HNTE certificate is effective for a period of three years. An entity must file required supporting documents with the tax authority and ensure fulfillment of the relevant HNTE criteria before using the preferential rate. An entity could re-apply for the HNTE certificate when the prior certificate expires. Starting from 2022, Wanchunbulin is designated as the qualified HNTE and is subject to the preferential statutory tax rate of 15% for 3 years. In 2025, the tax rate of Wanchunbulin is 25%.

The components of loss (income) before income tax of continuing operations are as follows:

	2024	2025
	$	$
Cayman Islands	3,613	2,129
U.S.	2,023	3,023
PRC	975	596
BVI	2,158	2,877

Loss before income tax	$8,769	$8,625

Income tax expenses of continuing operations for the years ended December 31, 2024and 2025 are as follows:

	2024	2025
	$	$
Current income tax	(96)	(90)
Deferred income tax	-	-

Income tax expense	(96)	(90)

A reconciliation of the differences between income tax expenses and the amount computed by applying the U.S. Federal corporate income tax rate of 21% for the years of 2024 and 2025 are as follows. The U.S. statutory tax rate is being used as this is the jurisdiction of the primary operations:

	2024
	Amount $	Percent of Pretax Income
Loss before income tax	8,769

Expected income tax benefit	$1,841	21.0%
Tax rate differential	(1,138)	-13.0%
Non-deductible expenses	(20)	-0.2%
Research tax credits	(79)	-0.9%
Preferential rate	(166)	-1.9%
Current and deferred tax rate differences	147	1.7%
Stock compensation expense-windfall	(44)	-0.5%
Research and development super-deduction	424	4.8%
UTP - interest expense	(525)	-6.0%
Others	41	0.5%
Changes in valuation allowance	(577)	-6.6%

Income tax expense	(96)	-1.1%

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

6.	Income Taxes (continued)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of the differences between income tax expenses and the amount computed by applying the U.S. Federal corporate income tax rate of 21% for the year ended December 31, 2025 was as follows:

	2025
	Amount	Percent of Pretax
	$	Income
Loss before income tax	8,625

Expected income tax benefit	$1,811	21.0%
Foreign tax effects
Cayman
Statutory tax rate difference between Cayman and United States	(447)	-5.2%
BVI
Statutory tax rate difference between BVI and United States	(604)	-7.0%
PRC
Statutory tax rate difference between PRC and United States	165	1.9%
Statutory GAAP prior year adjustment	310	3.6%
Research and development	442	5.1%
Change in valuation allowance	(1,033)	-12.0%
Other	(9)	-0.1%
Nontaxable or non-deductible items
Stock Compensation Expense	(34)	-0.4%
Other	(9)	0.1%
Tax Credits
Research and development tax credits	86	1.0%
Change in unrecognized tax benefits	(2,318)	-26.9%
Changes in valuation allowance	1,551	18.0%
Income tax expense	(90)	-1.0%

Net deferred tax assets as of December 31, 2024 and 2025 consisted of the following:

	December 31, 2025
	2024	2025
	$	$
Deferred tax assets:
Net operating loss carryforward	28,181	29,675
Capitalization of R&D expense under PRC tax	6,729	6,749
Section 174 mandatory R&E capitalization	2,870	2,152
Share-based compensation	1,695	756
Deferred incentive compensation	15	19
Research tax credits	5,403	5,489
Lease liability obligation	124	71
Deferred revenue	6,075	5,652
Accruals and reserves	48	76
Deferred tax assets from discontinued operations	7,855	10,682
Total deferred tax assets	58,995	61,321

Deferred tax liabilities:
Depreciation	(29)	(20)
Unrealized gain/loss	(41)	(68)
Right of use lease assets	(108)	(62)
Deferred tax liabilities from discontinued operations	(1,005)	(909)
Total deferred tax liabilities	(1,183)	(1,059)

Total gross deferred tax assets	57,812	60,262
Less: valuation allowance	(57,812)	(60,262)

Net deferred tax assets	-	-

The Company operates through several subsidiaries and valuation allowances are considered for each of the subsidiaries on an individual basis. The Company recorded a valuation allowance against deferred tax assets of those subsidiaries that are individually in a three-year cumulative loss, or in a cumulative loss and not forecasting profits in the foreseeable future as of December 31, 2024 and 2025. As of December 31, 2025, the Company continues to assert indefinite reinvestment on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries. A deferred tax liability of nil has not been established for the approximately nil of cumulative undistributed foreign earnings that may be subject to withholding taxes.

As of December 31, 2024 and 2025, the Company had gross net operating loss carryforwards of approximately $133,383 and $149,963, respectively. As of December 31, 2025, the Company had U.S. and PRC tax loss carryforwards of approximately $128,309 and $21,654, respectively. For losses incurred in the U.S. in years after December 31, 2017, the Tax Cuts and Jobs Act included a limitation on the deduction for net operating losses to 80% of current year taxable income and a provision where such losses can be carried forward indefinitely. $18,347 of loss carryforwards generated prior to 2018 are not limited in their current usage and can be carried forward for 20 years after the year they were generated and begin to expire in 2035. The Company has $5,489 R&D credits which begin to expire in 2040.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

As of December 31, 2024 and 2025, the Company had unrecognized tax benefits of $3,053 and $10,460, respectively. The gross unrecognized tax benefits for the years ended December 31, 2024 and 2025 were as follows:

	Year Ended December 31,
	2024	2025
	$	$
Beginning balance, as of January 1	3,194	3,053
Additions based on tax positions related to prior tax years	197	7,842
Reductions based on tax positions related to prior tax years	(434)	(435)
Additions based on tax positions related to current tax year	96	-
Ending balance, as of December 31
	3,053	10,460

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expenses. For the year ended December 31, 2021, the Company did not recognize interest and penalties accrued related to unrecognized tax benefits in income tax expenses. For the years end December 31, 2024 and 2025, the Company recognized $96 interest accrued and $193 reversal of interest expense related to unrecognized tax benefits in income tax expense. The Company had approximately $1,566 and $1,373 in accumulated accrued interest and penalties recorded in other current liabilities as of December 31, 2024 and 2025, respectively.

The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months, and the fluctuation in deferred taxes would essentially be offset by a valuation allowance. The Company’s subsidiaries in the U.S. and PRC filed income tax returns in the U.S. and PRC, respectively. For the entities in the U.S., the tax returns are subject to U.S. federal and state income tax examination by tax authorities for tax years beginning in 2022. For entities in the PRC, the tax returns for tax years after 2020 are open to examination by the PRC tax authorities.

The Company is currently under federal audit for the 2023 tax year for BeyondSpring US. The Company believes no material adjustments will result from this examination.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

Restricted Shares

The following table summarizes the Company’s restricted share activities under the 2017 Plan:

	Number of shares	Weighted average grant date fair value
		$
Outstanding at December 31, 2023	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2024	-	-
Granted	6,000	1.63
Vested	(3,000)	1.63
Forfeited	-	-
Outstanding at December 31, 2025	3,000	1.63
Expected to vest at December 31, 2025	3,000	1.63

The total fair value of restricted shares vested during the years ended December 31, 2024 and 2025 was nil and $5, respectively.

As of December 31, 2025, there was $1 of total unrecognized share-based compensation cost, related to unvested and expected to vest restricted shares. This unrecognized share-based compensation cost is expected to be recognized over an estimated weighted-average period of 0.21 years. Total unrecognized compensation cost may be adjusted for actual forfeitures occurring in the future.

Share options

The following table summarizes the Company’s share option activities under the 2017 Plan:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
		$	$	Years	$
Outstanding at December 31, 2023	1,865,226	6.46		7.66
Granted	838,939	3.02	2.53
Exercised	(28,666)	0.95	0.77		34
Forfeited	(149,845)	7.50	5.73
Outstanding at December 31, 2024	2,525,654	5.32		7.43	455
Granted	224,750	1.34	1.08
Forfeited	(18,598)	2.67	2.07
Outstanding at December 31, 2025	2,731,806	5.01		6.58	514
Exercisable as of December 31, 2025	2,059,124	4.88		6.61	362
Vested and expected to vest at December 31, 2025	2,452,926	4.32		6.81	514

As of December 31, 2025, there was $128 of total unrecognized share-based compensation cost, related to unvested and expected to vest share options. This unrecognized share-based compensation cost is expected to be recognized over an estimated weighted-average period of 0.41 years. Total unrecognized compensation cost may be adjusted for actual forfeitures occurring in the future. The intrinsic value of a share option is the difference between the market price of the ordinary share at the measurement date and the exercise price of the option.

The total fair value of share options vested during the years ended December 31, 2024 and 2025 was $1,412 and $246, respectively.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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

The following table presents the assumptions used in Black-Scholes-Merton formula to estimate the fair values of the share options granted in the years presented:

	For the year ended December 31,
	2024			2025

Fair value of ordinary share	0.90	~	3.60			1.34
Risk-free interest rate	3.84%	~	4.52%	3.77%	~	4.03%
Expected term (years)	2.89	~	6.25	3.00	~	5.50
Expected volatility	110%	~	140%	105%	~	115%
Expected dividend yield			0%			0%
Contractual life (years)	5	~	10	5	~	10

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

The long-term incentive awards are classified as liability awards. As of December 31, 2025, the Company has issued a total of 3,486 ordinary shares with a total fair value of $37. Compensation expense recognized for the years ended December 31, 2024 and 2025 was $(13) and $(153) respectively. As of December 31, 2025, there was $60 of total unrecognized share-based compensation cost, related to unvested and expected to vest long-term incentive awards. This unrecognized share-based compensation cost is expected to be recognized over an estimated weighted-average period of 3.06 years. Total unrecognized compensation cost may be adjusted for actual forfeitures occurring in the future.

The following table summarizes total share-based compensation expense recognized under 2017 Plan for the years ended December 31, 2024 and 2025:

	Year ended December 31,
	2024	2025
	$	$
Research and development	63	106
General and administrative	2,000	390

Total	2,063	496

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

The following table summarizes SEED’s share option activities under the 2022 Plan:

	Number of options	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
				Years
Outstanding at December 31, 2023	1,257,000	0.50		8.82
Granted	651,333	0.60	0.26
Forfeited	(9,500)	0.50	0.32
Outstanding at December 31, 2024	1,898,833	0.53		7.63	1,760
Granted	375,344	1.46	1.30
Exercised	(77,250)	1.12	0.84		26
Forfeited	(7,500)	0.50	0.23
Outstanding at December 31, 2025	2,189,427	0.67		7.05	2,230
Exercisable as of December 31, 2025	989,749	0.50		6.69	946
Vested and expected to vest at December 31, 2025	2,124,427	0.65		6.98	2,215

As of December 31, 2025, there was $354 of total unrecognized share-based compensation cost, related to unvested and expected to vest share options under the SEED Plan. This unrecognized share-based compensation cost is expected to be recognized over an estimated weighted-average period of 1.32 years. The total fair value of share options vested during the years ended December 31, 2024 and 2025 was $88 and $23, respectively.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

7.	Share-based compensation (continued)

SEED 2022 Share Incentive Plan (continued)

The Black-Scholes-Merton formula was applied in determining the estimated fair value of the share options granted by SEED. The following table presents the assumptions used in Black-Scholes-Merton formula to estimate the fair values of the share options granted in the years presented:

	For the year ended December 31,
	2024			2025

Fair value of ordinary share	0.19	~	1.46	1.46	~	1.69
Risk-free interest rate	3.51%	~	4.31%	3.81%	~	4.44%
Expected term (years)	3.75	~	6.25	5.50	~	10
Expected volatility	117.10%		141.40%	114.02%		126.34%
Expected dividend yield			0%			0%
Contractual life (years)	5	~	10			10

The following table summarizes total share-based compensation expense recognized under the SEED Plan for the years ended December 31, 2024, and 2025. These expenses were included in loss from discontinued operations for all the periods presented.

	Year ended December 31,
	2024	2025
	$	$
Research and development	50	29
General and administrative	142	196

Total	192	225

8.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing funds and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits from continuing operations, which were expensed as incurred, were $45 and $47 for the years ended December 31, 2024 and 2025, respectively.

BeyondSpring US maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for eligible employees in the U.S. employees. The 401(k) Plan allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company matches up to 6% of the participant’s base salary. Company contributions for continuing operations to the 401(k) Plan totaled $66 and $60 in the years ended December 31, 2024 and 2025, respectively.

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

Foreign exchange and other regulations in the PRC further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of loans, advances or cash dividends. As of December 31, 2024 and 2025, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to nil and $12, respectively.

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

10.	Leases

The Company’s continuing operations has operating leases for offices in the U.S. and China. Total expenses incurred under these operating leases for the years ended December 31, 2024 and 2025 were $267 and $281, respectively. Total expenses incurred under short-term leases for the years ended December 31, 2024 and 2025 were $31 and $1, respectively. The short-term lease commitments were nil as of December 31, 2025.

Maturities of operating lease liabilities as of December 31, 2025 are as follows:

$

Year ending December 31, 2026	332
Total lease payments	332
Less: imputed interest	(12)

Present value of lease liabilities	320

Other supplemental information related to leases is summarized below:

	Year ended December 31,
	2024	2025
Operating cash flows used in operating lease	$295	410

	As of December 31,
	2024	2025
Weighted average remaining lease term (years)	2.16	1.20
Weighted average discount rate	5.1%	5.0%

11.	Supplemental balance sheet information

Other noncurrent assets consist of the following:

	December 31,
	2024	2025
	$	$

Deductible input value-added tax	113	125
Others	100	99

Total	213	224

Other current liabilities consist of the following:

	December 31,
	2024	2025
	$	$

Compensation related	612	538
Professional services	71	2
Income tax and other taxes payable	1	248
Others	96	34

Total	780	822

Other noncurrent liabilities consist of the following:

	December 31,
	2024	2025
	$	$

Compensation related	73	90
Income tax payable	3,240	3,474
Other taxes payable	373	417

Total	3,686	3,981

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

12.	Noncontrolling interests (continued)

Accounting for the Series A-2 Preferred Shares

Series A-2 Preferred Shares issued by SEED were previously classified as contingently redeemable noncontrolling interests within mezzanine equity because the shares were redeemable at the option of the holders upon the occurrence of certain events outside the control of SEED. The Company recognized changes in the redemption value by adjusting the carrying amount of the redeemable noncontrolling interests to the redemption value at each reporting date.

On July 26, 2024, the redemption rights associated with the Series A-2 Preferred Shares were removed upon the execution of the A3 SPA. As a result, the Series A-2 Preferred Shares no longer contain redemption features outside the control of the Company, and the carrying value previously classified as mezzanine equity was reclassified to permanent equity.

The accretion to redemption value associated with contingently redeemable noncontrolling interests totaled $457 and nil for the years ended December 31, 2024 and 2025, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

14.	Segment reporting and geographic information

For the years ended December 31, 2024 and 2025, the Company operated in two reportable segments: (i) Plinabulin pipeline and (ii) TPD platform.

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price. The TPD platform segment was comprised of SEED’s operations. As a result, for the years ended December 31, 2024 and 2025, the TPD platform segment qualified for discontinued operations reporting. See Note 3 – Discontinued operations.

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

	For the year ended December 31,
	2024	2025
	$	$

Clinical and pre-clinical expenses	462	1,630
Patent expenses	928	792
Personnel costs	4,642	3,196
Professional services	1,442	1,958
Other operational expenses	1,280	1,369
Other segment items	111	(230)
Segment net loss	8,865	8,715
Reconciliation of net loss:
Net loss from discontinued operations	7,828	5,502
Consolidated net loss	16,693	14,217

The Company’s long-lived assets of continuing operations by geographic area are presented as follows:

	December 31,
	2024	2025
	$	$
Property and equipment, net:

PRC	34	11
U.S.	205	155

Total	239	166

BEYONDSPRING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands of U.S. Dollars (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

15.	Related Party Transactions

In September 2025, The JKNM Living Trust, dated November 27th, 2020 purchased 117,647 shares of SEED's Series A-3 Preferred Shares, at $4.25 per share. The aggregate purchase price is $500. One of the Company’s Board Member, Jiangwen Majeti, is the trustee of The JKNM Living Trust, dated November 27th, 2020. The investment was made on the same terms as those offered to third-party investors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 8, 2025, Marcum LLP (“Marcum”) resigned as our independent registered public accounting firm. On November 1, 2024, CBIZ acquired the attest business of Marcum. Substantially all of the partners and staff that provided attestation services with Marcum joined CBIZ. On April 9, 2025, upon Marcum’s resignation as our auditors and with the approval of our audit committee, CBIZ was engaged as our independent registered public accounting firm.

Marcum’s audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2024 and 2023 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report on the consolidated financial statements of the Company for the year ended December 31, 2023 contained an explanatory paragraph regarding the Company stating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the audits for the fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through April 8, 2025, there were (i) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for the years ended December 31, 2024 and 2023, and (ii) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023 and the subsequent interim period prior to the engagement of CBIZ on April 9, 2025, neither the Company nor anyone on its behalf has consulted with CBIZ on either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company by CBIZ that CBIZ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (b) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event as set forth in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer, who performs the functions of Principal Executive and Financial Officer under Rule 13a-15 under the Exchange Act, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive and Financial Officer has concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.

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

As required by Section 404 of the Sarbanes-Oxley Act and related rules as promulgated by the SEC, our management including our Principal Executive and Financial Officer assessed the effectiveness of internal control over financial reporting as of December 31, 2024 using the criteria set forth in the report “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, CBIZ, was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Executive Officers
Lan Huang, Ph.D.	55	Co-Founder, Chairperson and Chief Executive Officer
June Lu, Ph.D.	60	Chief Scientific Officer
Non-Employee Directors
Brendan Delaney, MBA	51	Director
Patrick Fabbio, MBA	58	Director
Matthew Kirkby, M.A.	57	Director
Jiangwen Majeti, Ph.D., MBA	58	Director
Sihai Xu, MBA	54	Director

Lan Huang, Ph.D. is our co-founder, Chairperson and Chief Executive Officer and has been a member of our board of directors since November 2014. Dr. Huang brings over 15 years of entrepreneurial experience in the Chinese and U.S. biotechnology industries. In 2010, Dr. Huang co-founded Wanchun Biotech, the former holding company of our U.S. subsidiary. In 2007, Dr. Huang co-founded Wuxi MTLH Biotechnology Co. Ltd, where she served as Chief Executive Officer in 2010 and continues to hold a directorship. The rights related to the development and marketing of the peptide drug in China, which drug Dr. Huang designed while at Wuxi MTLH Biotechnology Co. Ltd, were sold to Shanghai Pharmaceutical Group in 2010. Additionally, in 2008, Dr. Huang co-founded Paramax International Inc., a CRO that conducts clinical trials for global biopharmaceutical and medical device companies. Paramax International Inc. was acquired by ReSearch Pharmaceutical Services, Inc. in 2009. Currently, Dr. Huang serves on the board of directors of Sincere Efforts Foundations Inc., a non-profit organization. Dr. Huang was trained at Memorial Sloan Kettering Cancer Center from 1998 to 2002, where her research in cancer signaling pathways involving P53 degradation was published in Science. Her translational research in cancer signaling pathways involving RAS was published in two Nature papers. She has invented and holds patents for a number of biotech products for oncology and dermatology indications. Dr. Huang received her B.A., magna cum laude and Phi Beta Kappa, from Lawrence University, where she served as a trustee from 2012 to 2015. She received her Ph.D. in chemistry from the University of California at Berkeley, where she won the international-level Women’s Opportunity Award given by Soroptimist International. She also studied at Fudan University in Shanghai, China. Dr. Huang also completed the Corporate Board Director Certificate program at Harvard Business School, further reinforcing her commitment to strong corporate governance and long-term value creation.

June Lu, Ph.D. is our Chief Scientific Officer, effective April 1, 2024. Prior to this appointment, she served as our Executive Director of Transitional Medicine. Dr. Lu has 25+ years of industry experience in innovative drug research and development from discovery to clinical studies. She is an accomplished professional in scientific, translational and strategic analysis aspects of R&D projects and pipeline assets. Her special expertise is in multidisciplinary, collaborative leadership experience in the biotech and pharmaceutical industry. Prior to BeyondSpring, she worked at Endocyte, which developed 177Lu-PSMA-617, now approved drug Pluvicto®, and at Advanced Accelerator Applications, a Novartis company, and Novartis Institute for Biomedical Research. Dr. Lu has led cross-functional project teams to develop small molecule-based strategies for cancer (FolateImmune; bispecific CAR-T cell therapy) and autoimmunity (DHFR/mTOR inhibitors). In addition, she has spearheaded deep-dive scientific efforts in drug resistance & IO combinations (PD-1/CTLA-4), macrophage-targeting, indication selections and novel target identification/pre-validation, and. She has authored over 30 peer-reviewed publications and is an inventor of multiple patents in diverse disease areas. Dr. June Lu received her Ph.D. in chemistry (biochemistry division) from Purdue University under the mentorship of Dr. Philip Low (co-founder of Endocyte and other biotech companies) and B.S. degree in analytical chemistry from Zhejiang University of Technology.

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

Jiangwen Majeti, Ph.D., MBA has served on our board since August 2022. Dr. Majeti is an investor, biotech company advisor, and executive with more than 20 years of experience in the biotech and pharmaceutical industry. She carried out diverse roles with increasing responsibilities in both biotech and large multinational companies, encompassing cross-functional experiences in R&D, business development, supplier management, and outsourcing in the biopharmaceutical industry. Most recently, she was the Head of Global Collaborations and General Manager, China of Erasca, a NASDAQ traded company, managing global collaboration, and overseeing CROs to increase productivity and minimize costs. Prior to that, she was Global Category Leader for Roche External Alliance, Senior Director of Business Development for BioDuro, and Senior Scientist at Amgen. Dr. Majeti is the past president of the Chinese-American Biopharmaceutical Society, a non-profit organization with more than 3,000 members focused on building a stronger community among biopharmaceutical professionals in the U.S. She is also a member of the BayHelix Group, a non-profit professional organization of business leaders with a mission to shape the growth of the life sciences and healthcare industry globally with a strong presence in China and the U.S. Dr.

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

Code of Ethics

In connection with our initial public offering, we have adopted a written code of ethics that applies to all of our directors, executive officers and employees. The code of ethics is available in the investors section of our website (https://beyondspringpharma.com/investors). Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. We intend to disclose on our website any amendments to, or waivers from, the code of ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

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

Item 11. Executive Compensation.

In reviewing this Executive Compensation section, please note that the Company is a “smaller reporting company” as defined under applicable SEC rules and is permitted to include reduced disclosure with respect to certain executive compensation information otherwise required by Item 402 of Regulation S-K.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table for 2025” below. For the fiscal year ended December 31, 2025, our named executive officers (“NEOs”) and their positions were as follows:

●	Lan Huang, Ph.D., Co-Founder, Chairperson and Chief Executive Officer

●	June Lu, Ph.D., Chief Scientific Officer

Summary Compensation Table for 2025

The following table provides information regarding the compensation earned by our NEOs from the Company and its subsidiaries for the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) (4) ($)	Nonequity Incentive Plan Compensation (5) ($)	All Other Compensation (6) ($)	Total ($)
Lan Huang	2025	452,920	-	37,522	201,323	10,417	702,182
Chief Executive Officer	2024	459,053	-	108,435	215,882	10,062	793,432
June Lu	2025	261,288	-	21,449	57,894	10,451	351,082
Chief Scientific Officer	2024	253,008	-	177,475	57,798	9,691	497,972

____________________________________
(1)

Amounts reported in this column reflect the salary received by the NEOs during 2025 and 2024, respectively. For Dr. Huang, the amounts include her salary received from both the Company and SEED, a subsidiary of the Company. Refer to section entitled “—Executive Employment Agreements” below for a more detailed description of Dr. Huang’s employment arrangement.

(2)	There are no special bonuses earned by the NEOs with respect to services provided in 2025 and 2024.

(3)

Amounts reported in this column reflect the aggregate grant date fair value of the options granted during 2025 and 2024, respectively, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation (“ASC 718”). Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements included in this Annual Report. These amounts do not reflect the actual economic value that may be realized by our NEOs upon the exercise of the options or the sale of the ordinary shares underlying such options.

(4)

In addition to the options granted by the Company under the 2017 Omnibus Incentive plan, Dr. Huang was also granted an option to purchase ordinary shares of SEED with an aggregate grant date fair value of $30,000 (the “SEED Option”) in 2024 under SEED’s 2022 Share Incentive Plan. The aggregate grant date fair value of the SEED Option is included in this column for Dr. Huang for 2024.

(5)

Amounts reported in this column reflect the annual incentive bonuses earned by our NEOs based on performance for the years of 2025 and 2024, and paid or scheduled to be paid in the following years, respectively. The annual incentive bonuses earned by each NEO are the products of (i) the NEO’s target bonus for the year, expressed as a percentage of the NEO’s then-effective base salary and (ii) a final performance rate. Refer to “—Elements of Compensation—Annual Incentive Bonuses” for a detailed description on the performance rate determination. As of the date of this Annual Report, the 2025 annual incentive bonuses earned by each of Dr. Huang and Dr. Lu have not been paid, and an amount of $165,890 of Dr. Huang’s 2024 annual incentive bonuses remains unpaid. For Dr. Huang, her annual incentive bonuses include those earned from both the Company and SEED. Refer to section entitled “—Executive Employment Agreements” below for a more detailed description of Dr. Huang’s employment arrangement.

(6)	Amounts reported in this column for 2025 and 2024 reflect the 401(k) matching contributions made by the Company for Dr. Huang and Dr. Lu for each year..

Elements of Compensation

Our NEOs were provided with the following primary elements of compensation in 2025:

Base Salaries

Each of Dr. Huang and Dr. Lu received a fixed base salary from the Company in respect of 2025 (in respect of Dr. Huang, from both the Company and SEED). The 2025 base salaries for our NEOs were as follows: (a)

$452,920 for Dr. Lan Huang, and (b) $261,667 for Dr. June Lu. Dr. Lu’s annual base salary rate was increased to

$280,000 effective as of December 1, 2025.

Annual Incentive Bonuses

Under the terms of Dr. Huang’s employment agreement, Dr. Huang is eligible to participate in any bonus program sponsored by the Company on a basis consistent with that applicable to other senior management employees, in accordance with company policy. For 2025 and 2024, Dr. Huang’s target annual incentive bonuses were 50% of her then-effective base salary. Under the terms of Dr. Lu’s offer letter, Dr. Lu was eligible to receive an annual incentive bonus of up to 25% of her base salary, subject to the Company’s performance and terms and conditions to be established by the Company.

The annual incentive bonuses that each of Dr. Huang and Dr. Lu earned for 2025 and 2024 were based on performance for 2025 and 2024, and paid or scheduled to be paid in the following years, respectively. The annual incentive bonuses earned by each of Dr. Huang and Dr. Lu for 2025 and 2024 are the products of (i) their respective target bonus for the applicable year, expressed as a percentage of their then-effective base salary; and (ii) a final performance rate determined as below. The final performance rate is the sum of: (i) a corporate performance rating determined by the Compensation Committee based on its evaluation of the Company’s overall performance for the applicable year (weighted at 50% for 2025), (ii) a manager evaluation determined by our board of directors for Dr. Huang, and by Dr. Huang for Dr. Lu, based on an assessment of the NEO’s individual performance for the applicable year (weighted at 25% for 2025), and (iii) the NEO’s self-evaluation for the applicable year (weighted at 25% for 2025). As of the date of this Annual Report, the 2025 annual incentive bonuses earned by each of Dr. Huang and Dr. Lu have not been paid by the Company, and an amount of $165,890 of Dr. Huang’s 2024 annual incentive bonuses remains unpaid. For Dr. Huang, her annual incentive bonuses include those earned from both the Company and SEED. Refer to section entitled “—Executive Employment Agreements” below for a more detailed description of Dr. Huang’s employment arrangement.

Equity Awards

We granted the following options to our NEOs in fiscal year 2025:

●

Dr. Huang: 43,630 options, granted on April 21, 2025, at an exercise price of $1.441 per share. These options will vest on April 21, 2026, subject to Dr. Huang’s continuous service with us through the vesting date, and will expire on the fifth anniversary of the grant date. The aggregate grant date fair value of these options is $37,522, computed in accordance with ASC 718.

●

Dr. Lu: 18,981 options, granted on April 21, 2025, at an exercise price of $1.31 per share. These options will vest on April 21, 2026, subject to Dr. Lu’s continuous service with us through the vesting date, and will expire on the tenth anniversary of the grant date. The aggregate grant date fair value of these options is $21,449, computed in accordance with ASC 718.

Additional information regarding outstanding equity awards held by each of our NEOs is described in greater detail in the section entitled “—Outstanding Equity Awards at Fiscal Year End for 2025” below.

Retirement Benefit

We maintain a tax-qualified 401(k) savings plan for our employees in the U.S. Our NEOs are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan provides for an employer match of 100% of employee deferrals up to 6% of the employee’s compensation, capped at the statutory compensation limits. Company matching contributions are 100% vested after one year of service.

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

Outstanding Equity Awards at Fiscal Year End for 2025

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2025.

Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lan Huang (1)	4/21/2025	-	43,630(2)	-	1.441	4/21/2030
	3/19/2024	33,663	-	-	3.168	3/19/2029
	5/8/2023	266,666	133,334(3)	-	0.9835	5/8/2033
	1/11/2022	90,343	-	-	4.69	1/11/2027
	8/1/2020	460,000	-	260,000(4)	11.03	8/1/2030
June Lu	4/21/2025	-	18,981(5)	-	1.31	4/21/2035
	4/1/2024	12,500	37,500(6)	-	3.57	4/1/2034
	3/1/2024	19,180	-	-	1.33	3/1/2034
	9/1/2023	5,000	-	-	0.90	9/1/2033
	1/11/2022	2,003	-	-	4.26	1/11/2032
	10/18/2021	10,000	-	-	16.55	10/18/2031

______________________________________
(1)

In addition to the options listed above, Dr. Huang also holds a total of 750,000 outstanding options granted by SEED in 2022 and 2024 under the SEED Incentive Plan at an exercise price of $0.50 per share, of which, (i) 437,500 SEED options are unexercised options that were exercisable as of December 31, 2025, (ii) 312,500 SEED options are unexercised options that were not exercisable as of December 31, 2025. These unvested options granted by SEED will vest in five tranches as follows: 62,500 SEED options will vest on each of February 15, 2026, December 1, 2026, February 15, 2027, December 1, 2027 and February 15, 2028. The SEED options granted to Dr. Huang in 2022 have an expiration date of December 1, 2032, and those granted in 2024 have an expiration date of February 15, 2029.

(2)	The options will vest on April 21, 2026.

(3)	The options will vest on May 8, 2026.

(4)

The options will vest upon satisfaction of certain performance conditions with respect to research and development progress prior to the expiration of the options on the 10-year anniversary of the date of grant, as provided under the option award agreements.

(5)	The options will vest on April 21, 2026.

(6)	The options will vest as follows: 12,500 options will vest on each of April 1, 2026, April 1, 2027, and April 1, 2028.

Executive Employment Agreements

The Company has entered into employment agreements with Dr. Huang and Dr. Lu. The key terms of the employment related agreements are described below.

Employment Agreement with Dr. Huang

Dr. Huang is party to an amended and restated employment agreement with BeyondSpring U.S. dated November 10, 2016, as amended on January 11, 2022 and further amended by those letter amendments dated January 13, 2022, March 23, 2023, October 11, 2023, August 7, 2024, and December 20, 2025. Dr. Huang’s employment agreement provides for an annual base salary, which has been adjusted from time to time. Dr. Huang is also party to a separate employment agreement with a subsidiary of SEED, pursuant to which Dr. Huang has been assigned by the Company to SEED on a part-time basis and receives a base salary from SEED, which reduces her base salary from us. If Dr. Huang’s employment with SEED terminates other than for cause, Dr. Huang will resume full time employment with us and her base salary from us will be restored.

Pursuant to Dr. Huang’s employment agreement, Dr. Huang is eligible to participate in any bonus program sponsored by the Company on a basis consistent with that applicable to other employees at her level, in accordance with company policy, with a target annual merit bonus of 50% of base salary for 2024 and 2025. Dr. Huang’s employment is at will, and can be terminated by us at any time or by Dr. Huang upon three months’ notice. Dr. Huang’s employment agreement contains a two year non-solicit of employees, a confidentiality provision and an assignment of intellectual property provision.

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

Offer Letter with Dr. Lu

Dr. Lu is party to an offer letter with BeyondSpring U.S. dated September 17, 2021, as amended by those letter amendments effective as of April 1, 2024 and December 1, 2025. Dr. Lu’s offer letter provides for an annual base salary, which has been adjusted from time to time, and her eligibility for an annual bonus of up to 25% of her base salary, subject to the Company’s performance and terms and conditions to be established by the Company. Dr. Lu’s employment is at will, and can be terminated by us or by Dr. Lu at any time and for any reason.

Potential Payments Upon Termination or Change in Control

Under Dr. Huang’s employment agreement, in the event that Dr. Huang’s employment is terminated by the Company without “cause” or by Dr. Huang with “good reason” (as each such term is defined in the employment agreement), Dr. Huang would become entitled (subject to her execution and non-revocation of a release of claims) to the payment of (i) her then base salary for the nine (9) month period commencing on the date of termination (the “Severance Period”), payable over the Severance Period in regular installments in accordance with the Company’s normal payroll practices and (ii) a pro-rated portion of any bonus earned for the year in which the date of termination occurs, based on actual performance results, and paid at the same time as other senior executives.

Under the terms of the 2017 Omnibus Incentive Plan and option award agreements applicable to both Dr. Huang and Dr. Lu, (i) if the options are assumed or substituted for in the change in control, if the NEO’s employment is terminated without cause within 12 months of such change in control, then any unvested options will become vested and will remain exercisable for the 90-day period following the termination date, and (ii) if the options are not assumed or substituted for in the change of control, then any unvested options will become vested upon such change of control and otherwise be treated as determined by the plan administrator. If the NEO’s employment terminates due to death or disability, the next tranche of time-based options that would have vested had the NEO remained employed through the applicable vesting date will become fully vested on the termination date (and will remain exercisable for one year following such termination), and any remaining unvested time-based options will be forfeited. On a termination by us for cause, all vested and unvested options are forfeited. On a termination for any other reason, vested options remain exercisable for three months following such termination date. Upon any termination of employment, any unvested performance-based options as of the termination date will be forfeited.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance for each of the last three completed fiscal years. In determining the “compensation actually paid” to our CEO and the “average compensation actually paid” to our Non-CEO NEOs, we are required to make various adjustments to amounts that have been reported in the Summary Compensation Table for 2025 and in previous years, as the SEC’s valuation methods for this section differ from those required in the Summary Compensation Table. The table below summarizes compensation values reported in our Summary Compensation Table for 2025 and in previous years, as well as the adjusted values required in this section for 2025, 2024 and 2023.

Year (1)	Summary Compensation Table Total for CEO ($)	Compensation Actually Paid to CEO (2) (3) ($)	Average Summary Compensation Table Total for Non-CEO NEOs ($)	Average Compensation Actually Paid to Non-CEO NEOs (2) (4) ($)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (5) ($)	Net Income (6) ($) (in thousands)
2025	702,182	744,044	351,082	352,502	86.70	(14,218)
2024	793,432	1,553,404	263,116	216,621	86.70	(16,693)
2023	1,046,852	700,831	187,833	156,300	47.87	(21,948)

___________________________________
(1)	For years 2025, 2024 and 2023, Dr. Huang was our Chief Executive Officer. For 2025, Dr. Lu was our Non-CEO NEO. For 2024 and 2023, our Non-CEO NEOs were Dr. Lu and Dr. Lloyd.

(2)

Adjustments to calculate “compensation actually paid” and “average compensation actually paid” include: (i) subtract the amounts reported in the Option Awards column of the Summary Compensation Table for each applicable year, (ii) add the fair value as of the end of the applicable year of outstanding and unvested equity awards granted in that year, (iii) add the fair value as of the vesting date of equity awards that were granted and vested in the applicable year, (iv) add the change in fair value (whether positive or negative) during the applicable year of equity awards granted in prior years that remained outstanding and unvested at the end of the year, (v) add the change in fair value (whether positive or negative) during the applicable year through the vesting date of equity awards granted in prior years that vested during that year, (vi) subtract the fair value at the end of the prior year of awards granted in prior years that failed to meet vesting conditions during the applicable year, and (vii) add the value of any dividends or other earnings paid during the applicable year on equity awards not otherwise reflected in the Summary Compensation Table for the applicable year. Equity fair value amounts are calculated using valuation assumptions and methodologies (including expected term, volatility, dividend yield and risk-free interest rates) that are generally consistent with those used to estimate the grant date fair value under U.S. GAAP. The valuation assumptions used to calculate the equity fair values as of each measurement date differed materially from those disclosed at the time of grant in the following ways: the expected term was updated to reflect the remaining life of the awards, adjusted for the passage of time since the grant date and the relationship between the share price and the option exercise price as of the measurement date.

(3)	The following table shows the amounts deducted from and added to the Summary Compensation Table total for our CEO to calculate “compensation actually paid” to our PEO (in dollars):

	2025	2024	2023
Summary Compensation Table Total	702,182	793,432	1,046,852
(Minus): Grant Date Fair Value of Equity Awards Granted in Year	(37,522)	(108,435)	(320,000)
Plus: Fair Value at Fiscal Year End of Outstanding and Unvested Equity Awards Granted in the Year	39,935	292,337	293,238
Plus: Fair Value at Vesting Date of Equity Awards Granted and Vested in the Year	-	33,847	-
Plus (Minus): Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	37,029	349,040	(199,922)
Plus (Minus): Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	2,420	193,184	(103,974)
(Minus): Fair Value as of the Prior Year End of Equity Awards Granted in Prior Years that Failed to Meet Vesting Conditions in the Year	-	-	(15,363)
Plus: Dividends or Other Earnings Paid in the Year	-	-	-
Compensation Actually Paid to CEO	744,044	1,553,404	700,831

(4)

The following table shows the amounts deducted from and added to the average Summary Compensation Table total for our Non-CEO NEOs to calculate the “average compensation actually paid” to our Non-PEO NEOs (in dollars):

	2025 Average	2024 Average	2023 Average
Summary Compensation Table Total	351,082	263,116	187,833
(Minus): Grant Date Fair Value of Equity Awards Granted in Year	(21,449)	(93,118)	(21,925)
Plus: Fair Value at Fiscal Year End of Outstanding and Unvested Equity Awards Granted in the Year	23,110	39,308	19,542
Plus: Fair Value at Vesting Date of Equity Awards Granted and Vested in the Year	-	20,601	607
Plus (Minus): Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	(1,808)	606	(27,402)
Plus (Minus): Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	1,567	12,359	(748)
(Minus): Fair Value as of the Prior Year End of Equity Awards Granted in Prior Years that Failed to Meet Vesting Conditions in the Year	-	(26,251)	(1,606)
Plus: Dividends or Other Earnings Paid in the Year	-	-	-
Average Compensation Actually Paid to Non-CEO NEOs	352,502	216,621	156,300

(5)

Assumes $100 was invested for the period starting December 31, 2022, through the end of the listed year in the Company. For 2025, represents the three-year total shareholder return (2023-2025), for 2024, represents the two-year total shareholder return (2023-2024), and for 2023, represents the one-year total shareholder return (2023).

(6)	The amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Relationships Between Compensation Actually Paid and Total Shareholder Return

The graph below reflects the relationship between “compensation actually paid” to the CEO, “average compensation actually paid” to the Non-CEO NEOs and the Company’s cumulative total shareholder return (“TSR”) for the years ended December 31, 2025, 2024 and 2023.

Relationships Between Compensation Actually Paid and Net Income (Loss)

The graph below reflects the relationship between “compensation actually paid” to the CEO, “average compensation actually paid” to the Non-CEO NEOs and the Company’s net income (loss) for the years ended December 31, 2025, 2024 and 2023.

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

●	an initial grant of 20,000 options in respect of the director’s first 12 months’ of service; and

●	an annual grant of 10,000 options at the start of each fiscal year.

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

Director Compensation Table for 2025

The following table summarizes the total compensation earned by our non-employee directors in 2025.

Name	Fees Earned (1) (3) ($)	Option Awards (2) (3) ($)	Total ($)
Brendan Delaney	33,600	24,659	58,259
Patrick Fabbio	39,200	26,886	66,086
Matthew Kirkby	44,800	29,112	73,912
Jiangwen Majeti	37,800	26,329	64,129
Sihai Xu	28,000	22,433	50,433

____________________________________
(1)

Amounts reported in this column reflect the cash retainer fees earned by each director for their services provided for the fiscal year 2025. On April 21, 2025, we elected to make the following option grants to our non-employee in substitution for 30% of their 2025 cash retainer fees: Mr. Delaney, 11,822 options; Mr. Fabbio, 13,793 options; Mr. Kirkby, 15,763 options; Dr. Majeti, 13,300 options; and Mr. Xu, 9,852 options.

(2)

Amounts reported in this column reflect the aggregate grant date fair value of the options granted during 2025 (including those described in the preceding footnote), computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements included in this Annual Report. These amounts do not reflect the actual economic value that may be realized by the directors upon the exercise of the share options or the sale of the ordinary shares underlying such share options.

(3)

As of December 31, 2025, (i) Mr. Delaney holds 121,728 unexercised options; (ii) Mr. Fabbio holds 108,793 unexercised options; (iii) Mr. Kirkby holds 130,638 unexercised options; (iv) Dr. Majeti holds 85,695 unexercised options; and (v) Mr. Xu holds 77,899 unexercised options.

Policies And Practices Related to The Grant of Certain Equity Awards

We grant equity awards on an annual basis and may grant equity awards on a discretionary basis in connection with certain events such as the commencement of employment, service or promotion. Although we do not have a formal policy regarding the timing of options , we do not grant options or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on option or other equity award grant dates for the purpose of affecting the value of executive compensation. During the last completed fiscal year, we have not granted options to any of our NEOs during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of February 27, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

The beneficial ownership of our ordinary shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, and includes the ordinary shares issuable pursuant to stock options that are exercisable within 60 days of February 27, 2026. Ordinary shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person. As of February 27, 2026, there were 1,501,892 ordinary shares issuable pursuant to stock options exercisable within 60 days thereof.

The calculation of percentage of ordinary shares beneficially owned in the table below is based on 41,119,820 ordinary shares outstanding as of February 27, 2026. Except where otherwise indicated, we believe, based on information furnished to us by such owners, that the beneficial owners of the ordinary shares listed below have sole investment and voting power with respect to such shares.

Unless otherwise noted below, each shareholder’s address is c/o BeyondSpring Inc., 100 Campus Drive, West Side, 4th Floor, Suite 410, Florham Park, NJ 07932.

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned	%
5% Shareholders
Entities affiliated with Decheng Capital(1)	3,800,702	9.24
Executive Officers and Directors
Lan Huang(2)	6,942,790	16.52
June Lu(3)	80,264	*
Brendan Delaney(4)	121,728	*
Patrick Fabbio(5)	133,385	*
Matthew Kirkby(6)	130,638	*
Jiangwen Majeti(7)	136,609	*
Sihai Xu(8)	77,899	*
All Directors and Executive Officers as a group (7 people)	7,623,313	18.17

_______________________________________

*      Amounts represent less than 1% of outstanding ordinary shares.

(1)

Based on a Schedule 13G filed by Decheng Capital reporting persons, consisting of 1,448,293 ordinary shares owned by Decheng Capital China Life Sciences USD Fund III, L.P. (“Fund III”), 1,617,409 ordinary shares owned by Decheng Capital China Life Sciences USD Fund II, L.P. (“Fund II”), and 735,000 ordinary shares owned by Decheng Capital Global Healthcare Fund (Master), LP (“Healthcare”). Decheng Capital Management II (Cayman), LLC (“GP II”) is the general partner of Fund II and shares voting and investment authority over the shares held by Fund II. Decheng Capital Management III (Cayman), LLC ("GP III") is the general partner of Fund III and shares voting and investment authority over the shares held by Fund III. Decheng Capital Global Healthcare GP, LLC ("Healthcare GP") is the general partner of Healthcare and shares voting and investment authority over the shares held by Healthcare. Dr. Xiangmin Cui (“Dr. Cui”) is the sole manager of each of GP II and GP III and the indirect managing member and ultimate beneficial owner of Healthcare GP. Dr. Cui shares voting and investment authority over the shares held by each of Fund II, Fund III and Healthcare.

(2)

Consisting of (i) two ordinary shares owned directly by Ever Regal Group Limited, (ii) one ordinary share owned directly by Fairy Eagle Investments Limited, (iii) one ordinary share owned directly by Rosy Time Holdings Limited, (iv) 253,465 Ordinary Shares directly held by Dr. Huang, (v) 260,582 ordinary shares owned directly by the Lan Huang 2022 Grantor Retained Annuity Trust (“2022 Trust”), (vi) 223,291 ordinary shares directly held by the 2024 SPIRIT GRAT, (vii) 494,462 ordinary shares held by Sincere Efforts Foundation Inc. (“Sincere Efforts”), (viii) 3,031,684 ordinary shares directly held by three irrevocable trusts for the benefit of Dr. Huang’s children, over which Dr. Huang has been granted a proxy with voting power, (ix) 1,785,000 ordinary shares directly held by certain unaffiliated third-parties, over which Mr. Jia has been granted a proxy with voting power, and (x) share options to purchase 894,302 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 850,672 have been vested and 43,630 will vest on April 21, 2026. Dr. Huang is the sole owner of Ever Regal Group Limited. Mr. Jia, Dr. Huang’s spouse, is the sole owner of Fairy Eagle Investments Limited and Rosy Time Holdings Limited. Dr. Huang is the sole trustee of 2022 Trust and the 2024 SPIRIT GRAT. Dr. Huang serves on the board of Sincere Efforts, a charitable foundation, and in such capacity may be deemed to exercise shared voting and dispositive power over such ordinary shares. Dr. Huang disclaims beneficial ownership of the ordinary shares held by Sincere Efforts and nothing herein shall be construed as an admission that Dr. Huang is the beneficial owner of such ordinary shares. Dr. Huang and Mr. Jia share voting and dispositive power for all of the foregoing shares, except for the shares over which they have been granted proxies with voting power. Dr. Huang and Mr. Jia share voting power over those shares.

(3)

Consisting of (i) 100 ordinary shares purchased by Dr. June Lu before joining the Company and (ii) share options to purchase 80,164 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 48,683 have been vested and 31,481 will vest in April 2026.

(4)	Consisting of share options to purchase 121,728 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 99,906 have been vested and 21,822 will vest on April 21, 2026.

(5)

Consisting of (i) 19,592 restricted shares, 19,592 of which have been vested, held of record by Mr. Patrick Fabbio, granted under the 2017 Omnibus Incentive Plan, (ii) share options to purchase 108,793 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 85,000 have been vested and 23,793 will vest on April 21, 2026, and (iii) 5,000 ordinary shares purchased by Mr. Patrick Fabbio from the public market during the open window.

(6)	Consisting of share options to purchase 130,638 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 104,875 have been vested and 25,763 will vest on April 21, 2026.

(7)

Consisting of (i) 50,914 ordinary shares purchased by Dr. Majeti before joining our board of directors and (ii) share options to purchase 85,695 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 62,395 have been vested and 23,300 will vest on April 21, 2026.

(8)	Consisting of share options to purchase 77,899 ordinary shares granted under the 2017 Omnibus Incentive Plan, of which 58,047 have been vested and 19,852 will vest on April 21, 2026.

We have one class of ordinary shares, and each holder of our ordinary shares is entitled to one vote per share. None of our shareholders has different voting rights from other shareholders.

We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our company.

Equity Compensation Plan Information

The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	2,731,806	$5.01	1,464,288
Equity compensation plans not approved by security holders	—	—	—
Total	2,731,806	$5.01	1,464,288

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2024, there has not been, nor is there currently proposed, any transaction to which we were or are a party to in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any director or executive officer, holder of more than 5% of ordinary shares, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the transactions we describe below.

Purchase of SEED’s Preferred Shares

In September 2025, The JKNM Living Trust, dated November 27th, 2020 (the “JKNM Trust”) purchased 117,647 shares of SEED's Series A-3 Preferred Shares, at $4.25 per share. The aggregate purchase price is

$500,000. Jiangwen Majeti, one of the Company’s directors, is the trustee of the JKNM Trust. The investment was made on the same terms as those offered to third-party investors.

Related Party Employees

Mr. Linqing Jia, the spouse of Dr. Huang and co-founder of the Company, is employed as the president of Wanchunbulin. Mr. Linqing Jia received compensation in the form of salary, bonus and benefits of more than

$120,000 in the aggregate in the year ended December 31, 2023.

The stepdaughter of Dr. Huang, our Chairperson and Chief Executive Officer, is employed as a vice president at BeyondSpring US, and her spouse is employed as a senior director at BeyondSpring US. Each of them received compensation in the form of salary, bonus, benefits and share options of more than $120,000 in the aggregate in each of the years ended December 31, 2025 and 2024, consistent with those provided to other employees with equivalent qualifications and responsibilities.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by CBIZ, our principal external accountant, and Marcum, our former principal external accountant, for the periods indicated.

	Year Ended December 31,
	2025	2024
	(in thousands of U.S. Dollars (“$”))
Audit Fees(1)	$562	$405
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$561	$405

___________________________________
(1)	“Audit Fees” represents the aggregate fees for the interim reviews and annual audit of our financial statements for 2025 and 2024 as well as other assurance service.

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

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of BeyondSpring Inc.
4.1(1)	Specimen Certificate for Ordinary Shares of BeyondSpring Inc.
4.2(2)	Description of Securities Registered under Section 12 of the Exchange Act
10.1(1)#	Amended and Restated Employment Agreement, dated as of November 10, 2016, between BeyondSpring U.S. and Lan Huang
10.2(1)#	Form of Director and Executive Officer Indemnification Agreement
10.3(1)#	BeyondSpring Inc. 2017 Omnibus Incentive Plan and related form agreements
10.4(6)#	Amendment to the BeyondSpring Inc. 2017 Omnibus Incentive Plan, effective September 18, 2020
10.5(7)#	Form of Director Agreement
10.6(7)#	Form of Amendment to Director Agreement
10.7(8)

English Translation of the Capital Increase Agreement, dated as of June 14, 2019, among Dalian Wanchunbulin Pharmaceuticals Ltd., Wanchun Biotech Ltd. and Shenzhen Efung 9th Venture Investment Center (Limited Partnership)

10.8(8)

English Translation of the Capital Increase Agreement, dated as of July 3, 2019, among Dalian Wanchunbulin Pharmaceuticals Ltd., Wanchun Biotech Ltd. and Nanjing TEEWIN Investment Partnership (Limited Partnership)

10.9(5)#	Second Amendment to Employment Agreement, dated as of January 11, 2022, between BeyondSpring U.S. and Lan Huang
10.10(5)#	Letter Agreement, dated as of January 13, 2022, between BeyondSpring U.S. and Lan Huang
10.11(3)#	Letter Agreement, dated as of March 23, 2023, between BeyondSpring U.S. and Lan Huang
10.12(4)#	Letter Agreement, dated as of October 11, 2023, between BeyondSpring U.S. and Lan Huang
10.13(11)#	Letter Agreement, dated as of August 7, 2024, between BeyondSpring U.S. and Lan Huang
10.14(2)#	Letter Agreement, dated as of December 20, 2025, between BeyondSpring U.S. and Lan Huang
10.15(4)#	Letter Agreement, dated as of September 17, 2021, between BeyondSpring U.S. and Yingjuan (June) Lu
10.16(4)#	Letter Agreement, dated as of March 20, 2024, between BeyondSpring U.S. and Yingjuan (June) Lu
10.17(2)#	Letter Agreement, dated as of November 12, 2025, between BeyondSpring U.S. and Yingjuan (June) Lu
10.18(9)	Purchase Agreement, dated January 24, 2025, between BeyondSpring Inc. and Winning View Investment Limited
10.19(9)	Purchase Agreement, dated January 24, 2025, between BeyondSpring Inc. and FULL TECH CORPORATE DEVELOPMENT LIMITED
10.20(9)	Purchase Agreement, dated January 24, 2025, between BeyondSpring Inc. and Mapfil Investment Limited
10.21(10)	First Amendment to Purchase Agreement, dated February 17, 2025, between BeyondSpring Inc. and Winning View Investment Limited
19.1(11)	Insider Trading Policy
21.1(2)	List of Subsidiaries of BeyondSpring Inc.
23.1(2)	Consent of CBIZ CPAs P.C.
23.2(2)	Consent of Marcum LLP
31.1(2)

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(12)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(4)	Clawback Policy of BeyondSpring Inc.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed with the Registration Statement on Form F-1 (File No. 333-214610), as amended, initially filed on November 15, 2016, and incorporated herein by reference.

(2)	Filed with this annual report on Form 10-K.

(3)	Incorporated by reference to the 2022 annual report on Form 20-F of BeyondSpring Inc. filed with the SEC on April 18, 2023.

(4)	Incorporated by reference to the 2023 annual report on Form 20-F of BeyondSpring Inc. filed with the SEC on April 29, 2024.

(5)	Incorporated by reference to the 2021 annual report on Form 20-F of BeyondSpring Inc. filed with the SEC on April 14, 2022.

(6)	Incorporated by reference to the 2020 annual report on Form 20-F of BeyondSpring Inc. filed with the SEC on April 30, 2021.

(7)	Previously filed with Form 6-K of BeyondSpring Inc., filed with the SEC on July 24, 2020, and incorporated by reference herein.

(8)	Previously filed with Form 6-K of BeyondSpring Inc., filed with the SEC on July 10, 2019, and incorporated by reference herein.

(9)	Previously filed with Form 8-K of BeyondSpring Inc., filed with the SEC on January 28, 2025, and incorporated by reference herein.

(10)	Previously filed with Form 8-K of BeyondSpring Inc., filed with the SEC on February 25, 2025, and incorporated by reference herein.

(11)	Incorporated by reference to the 2024 annual report on Form 10-K of BeyondSpring Inc. filed with the SEC on March 27, 2025.

(12)	Furnished with this annual report on Form 10-K.

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

Date: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lan Huang
Name:	Lan Huang
Title:	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 25, 2026

/s/ Brendan Delaney
Name:	Brendan Delaney
Title:	Director
Date:	March 25, 2026

/s/ Patrick Fabbio
Name:	Patrick Fabbio
Title:	Director
Date:	March 25, 2026

/s/ Matthew Kirkby
Name:	Matthew Kirkby
Title:	Director
Date:	March 25, 2026

/s/ Jiangwen Majeti
Name:	Jiangwen Majeti
Title:	Director
Date:	March 25, 2026

/s/ Sihai Xu
Name:	Sihai Xu
Title:	Director
Date:	March 25, 2026