Form 10-Q
period 2026-03-31
BeyondSpring Inc.
filed 2026-05-13
CIK 1677940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, 41,119,820 shares of the Registrant’s ordinary shares, par value $0.0001 per share, were outstanding.

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

●	our ability to file the NDA submission for the non-small cell lung cancer, or NSCLC, indication with the National Medical Products Administration, or NMPA, in China;

●	the commercialization of our product candidates, if approved;

●	our ability to develop sales and marketing capabilities;

●	the pricing and reimbursement of our product candidates, if approved;

●	the implementation of our business model, strategic plans for our business and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;

●	costs associated with defending intellectual property infringement, product liability and other claims;

●	regulatory development in the U.S., China and other jurisdictions;

●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

●	our ability to maintain and establish collaborations or obtain additional grant funding;

●	the rate and degree of market acceptance of our product candidates;

●	developments relating to our competitors and our industry, including competing therapies;

●	our ability to effectively manage our anticipated growth;

●	our ability to attract and retain qualified employees and key personnel;

●	our future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;

●	the future trading price of our ordinary shares and impact of securities analysts’ reports on these prices;

●	our ability to meet Nasdaq’s continued listing requirements;

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

BEYONDSPRING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	As of
	December 31, 2025	March 31, 2026
	$	$
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	7,786	4,036
Short-term investments	4,775	3,827
Advances to suppliers	227	177
Prepaid expenses and other current assets	71	181
Current assets of discontinued operations	8,023	5,283
Total current assets	20,882	13,504

Noncurrent assets:
Property and equipment, net	166	152
Operating right-of-use assets	305	240
Other noncurrent assets	224	126
Noncurrent assets of discontinued operations	4,356	4,384
Total noncurrent assets	5,051	4,902

Total assets	25,933	18,406

Liabilities and equity

Current liabilities:
Accounts payable	363	646
Accrued expenses	938	1,278
Current portion of operating lease liabilities	320	246
Other current liabilities	822	937
Current liabilities of discontinued operations	11,133	9,263
Total current liabilities	13,576	12,370

Noncurrent liabilities:
Deferred revenue	28,600	28,994
Other noncurrent liabilities	3,981	4,239
Noncurrent liabilities of discontinued operations	3,766	3,157
Total noncurrent liabilities	36,347	36,390

Total liabilities	49,923	48,760

Commitments and contingencies (Note 13)

Shareholders’ deficit
Ordinary shares ($0.0001 par value; 500,000,000 shares authorized; 41,122,320 and 41,119,820 shares issued and outstanding as of December 31, 2025 and March 31, 2026)	4	4
Additional paid-in capital	375,664	375,739
Accumulated deficit	(408,431)	(410,590)
Accumulated other comprehensive income	602	360

Total BeyondSpring Inc.’s shareholders’ deficit	(32,161)	(34,487)
Noncontrolling interests	8,171	4,133
Total shareholders’ deficit	(23,990)	(30,354)

Total liabilities and shareholders’ deficit	25,933	18,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended March 31,
	2025	2026
	$	$

Revenue	-	-

Operating expenses
Research and development	(874)	(1,076)
General and administrative	(1,736)	(1,156)

Loss from operations	(2,610)	(2,232)
Foreign exchange gain, net	29	50
Interest income	17	8
Other income, net	-	15

Loss before income tax	(2,564)	(2,159)
Income tax expenses	(20)	(192)

Net loss from continuing operations	(2,584)	(2,351)

Discontinued operations
Loss from discontinued operations	(3,232)	(4,323)
Gain on sale of subsidiary interests	6,986	-
Income tax expenses	-	-
Net income (loss) from discontinued operations	3,754	(4,323)

Net income (loss)	1,170	(6,674)
Less: Net loss attributable to noncontrolling interests from continuing operations	(75)	(132)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(3,232)	(4,383)
Net income (loss) attributable to BeyondSpring Inc.	4,477	(2,159)

Earnings (loss) per share, basic and diluted
Continuing operations	(0.06)	(0.05)
Discontinued operations	0.17	-
Basic and diluted earnings (loss) per share	0.11	(0.05)

Weighted-average shares outstanding
Basic and diluted	40,316,320	41,119,803

Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment loss from continuing operations	(151)	(379)
Foreign currency translation adjustment loss from discontinued operations	(7)	(47)
Comprehensive income (loss)	1,012	(7,100)
Less: Comprehensive loss attributable to noncontrolling interests from continuing operations	(130)	(269)
Less: Comprehensive loss attributable to noncontrolling interests from discontinued operations	(3,238)	(4,430)
Comprehensive income (loss) attributable to BeyondSpring Inc.	4,380	(2,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended March 31, 2025
	BeyondSpring Inc.’s shareholders
					Accumulated
			Additional		other
	Ordinary share		paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2024	40,316,320	4	373,185	(407,425)	1,336	(32,900)	18,615	(14,285)
Share-based compensation	-	-	211	-	-	211	27	238
Other comprehensive loss	-	-	-	-	(97)	(97)	(61)	(158)
Ownership interests in subsidiary transferred to third parties	-	-	-	-	-	-	368	368
Net income (loss)	-	-	-	4,477	-	4,477	(3,307)	1,170

Balances at March 31, 2025	40,316,320	4	373,396	(402,948)	1,239	(28,309)	15,642	(12,667)

	Three months ended March 31, 2026
	BeyondSpring Inc.’s shareholders
					Accumulated
			Additional		other
	Ordinary share		paid-in	Accumulated	comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2025	41,122,320	4	375,664	(408,431)	602	(32,161)	8,171	(23,990)
Share-based compensation	-	-	78	-	-	78	381	459
Forfeited restricted shares	(2,500)	-	(3)	-	-	(3)	-	(3)
Capital contributions from noncontrolling interests	-	-	-	-	-	-	280	280
Other comprehensive loss	-	-	-	-	(242)	(242)	(184)	(426)
Net loss	-	-	-	(2,159)	-	(2,159)	(4,515)	(6,674)

Balances at March 31, 2026	41,119,820	4	375,739	(410,590)	360	(34,487)	4,133	(30,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”))

(Unaudited)

	Three months ended March 31,
	2025	2026
	$	$
Cash flows from operating activities:
Net income (loss)	1,170	(6,674)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation expenses	80	19
Share-based compensation	244	461
Non-cash operating lease expenses	184	192
Gain on sale of subsidiary interests	(6,986)	-
Changes in assets and liabilities:
Short-term investments	254	-
Advances to suppliers	(1)	76
Prepaid expenses and other current assets	(74)	(107)
Other noncurrent assets	(12)	(52)
Accounts payable	23	4,154
Accrued expenses	825	(1,395)
Operating lease liabilities	(178)	(180)
Other current liabilities	756	475
Deferred revenue	(500)	(500)
Other noncurrent liabilities	17	254
Net cash used in operating activities	(4,198)	(3,277)
Cash flows from investing activities:
Acquisitions of property and equipment	(50)	-
Purchase of short-term investments	(3,000)	(7,161)
Proceeds from maturity of short-term investments	2,000	11,640
Proceeds from sale of subsidiary interests	7,354	-
Net cash provided by investing activities	6,304	4,479
Cash flows from financing activities:
Capital contribution from noncontrolling interests	-	280
Payments of shares issuance costs	-	(8)
Repayments of loans	-	(4,429)
Net cash used in financing activities	-	(4,157)
Effect of foreign exchange rate changes	5	22
Net increase (decrease) in cash and cash equivalents	2,111	(2,933)
Cash and cash equivalents from continuing operations at beginning of period	2,922	7,786
Cash and cash equivalents from discontinued operations at beginning of period	13,125	4,352
Less: cash and cash equivalents from discontinued operations at end of period	11,631	5,169
Cash and cash equivalents from continuing operations at end of period	6,527	4,036

Supplemental disclosures of cash flow information
Interest paid	-	-
Interest received	22	39
Income tax paid	-	-

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	39	6

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

In January 2025, the Company entered into definitive agreements with three investors to sell a portion of Series A-1 Preferred Shares of SEED owned by the Company, for gross proceeds of approximately $35,418. Upon completion of the transactions, the Company and SEED Technology Limited (“SEED Technology”), a majority-owned indirect subsidiary of the Company (collectively, the “BYSI Entities”) are expected to retain approximately 13.62% of SEED’s outstanding shares. The transaction is expected to be completed in three closings and has not yet been fully consummated. See Note 3 – Discontinued operations for further information.

As of March 31, 2026, the BYSI Entities owns approximately 38.03% of the outstanding equity interest in SEED, calculated on an as-converted basis. SEED continues to be consolidated into the financial statements of the Company since the Company remains substantive control of SEED.

As of March 31, 2026, the subsidiaries of the Company are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership by the Group	Principal activities
BeyondSpring Pharmaceuticals Inc. (“BeyondSpring US”)	Delaware, U.S.	June 18, 2013	100%	Clinical trial activities

BeyondSpring Ltd.	The British Virgin Islands (“BVI”)	December 3, 2014	100%	Holding company

BeyondSpring (HK) Limited (“BeyondSpring HK”)	Hong Kong	January 13, 2015	100%	Holding company

Wanchun Biotechnology Limited (“BVI Biotech”)	BVI	April 1, 2015	100%	Holding company

Wanchun Biotechnology (Dalian) Ltd. (“Wanchun Dalian”)	People’s Republic of China (“PRC”)	April 23, 2015	100%	Holding company

Dalian Wanchunbulin Pharmaceuticals Ltd. (“Wanchunbulin”)	PRC	May 6, 2015	57.97%	Clinical trial activities

Beijing Wanchun Pharmaceutical Technology Ltd. (“Beijing Wanchun”)	PRC	May 21, 2018	57.97%	Holding company

SEED Therapeutics Inc. (“SEED”)	BVI	June 25, 2019	36.51%	Pre-clinical development activities

SEED Technology Limited (“SEED Technology”)	BVI	December 9, 2019	57.97%	Holding company

SEED Therapeutics US, Inc. (“SEED US”)	Delaware, U.S.	November 25, 2020	36.51%	Pre-clinical development activities

Wanchun Hongji (Dalian) Pharmaceuticals Ltd. (“Wanchun Hongji”)	PRC	March 22, 2022	36.51%	Pre-clinical development activities

SEED LH Inc.	BVI	September 30, 2025	36.51%	Holding company

SEED LH MG Inc.	Delaware, U.S.	October 6, 2025	36.51%	Product development activities

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2026, the condensed consolidated statements of shareholders’ deficit for the three months ended March 31, 2025 and 2026, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2026, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2025. Accordingly, these unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Group for each of the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2026. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements.

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

3.	Discontinued operations

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price. The divestiture of SEED represents a strategic shift in the Company’s reallocation and optimization of the available resources to pipelines with greater potential. In accordance with ASC 205-20, all assets and liabilities of SEED were classified as held-for-sale in the consolidated balance sheets as of December 31, 2025 and March 31, 2026, and the results of operations of SEED were reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2025, and 2026.

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

The following tables set forth the assets, liabilities, statement of operations, and cash flows of discontinued operations which were included in the Company’s condensed consolidated financial statements.

	As of
	December 31, 2025	March 31, 2026
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,352	$5,169
Short-term investments	3,531	-
Advances to suppliers	117	92
Prepaid expenses and other current assets	23	22
Total current assets	8,023	5,283

Noncurrent assets:
Property and equipment, net	1,373	1,373
Operating right-of-use assets	2,683	2,562
Other noncurrent assets	300	449
Total noncurrent assets	4,356	4,384

Total assets	$12,379	$9,667

Liabilities and equity
Current liabilities:
Short-term loans	$4,369	$-
Accounts payable	361	4,232
Accrued expenses	3,105	1,362
Current portion of operating lease liabilities	430	439
Deferred revenue	2,001	2,001
Other current liabilities	867	1,229
Total current liabilities	11,133	9,263

Noncurrent liabilities:
Operating lease liabilities	1,945	1,836
Deferred revenue	1,821	1,321
Total noncurrent liabilities	3,766	3,157

Total liabilities	$14,899	$12,420

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

3.	Discontinued operations (continued)

	Three months ended March 31,
	2025	2026
	(Unaudited)	(Unaudited)

Revenue	$500	$500

Operating expenses
Research and development	(2,989)	(3,454)
General and administrative	(864)	(1,381)

Loss from operations	(3,353)	(4,335)
Interest income	68	7
Other income, net	53	5

Loss before income tax	(3,232)	(4,323)
Income tax expense	-	-

Loss from discontinued operations before disposal	(3,232)	(4,323)
Gain on sale of subsidiary interests	6,986	-

Net income (loss) from discontinued operations	$3,754	$(4,323)

	Three months ended March 31,
	2025	2026
	(Unaudited)	(Unaudited)

Net cash used in discontinued operating activities	$(2,494)	$(2,054)
Net cash provided by discontinued investing activities	$950	$3,531
Net cash used in discontinued financing activities	$-	$(4,149)

In connection with the First Closing, the Company recorded a gain on the sale of subsidiary interests:

Gain recognized on the First Closing
Three months ended March 31, 2025
Fair value of consideration received	$7,354
Less: Adjustments to noncontrolling interests (6.75% of the equity interests)	368
Gain on sale of subsidiary interests	$6,986

4.	Collaboration agreements

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

Under the Hengrui Collaboration Agreement, Hengrui paid Wanchunbulin an upfront non-refundable fee of RMB 200,000 ($28,994) in September 2021. Wanchunbulin will be eligible to receive up to RMB 700,000 ($101,479) in potential regulatory development milestone payments, and up to RMB 400,000 ($57,988) in commercial milestone payments, respectively. In addition, Wanchunbulin will be eligible to receive royalty payments based on net sales of the Plinabulin Products, which sets forth minimum royalties to be received by Wanchunbulin for a specified period.

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

The Company determined that the License and the Manufacturing and Supply Services are not distinct from each other and represent a single performance obligation. The transaction price of the arrangement was the upfront payment of RMB 200,000 ($28,994). The development and commercialization milestone payments and the minimum royalty payments are fully constrained at contract inception due to uncertainty of achievement and are not included in the transaction price. The transaction price allocated to the License and Manufacturing and Supply Services, as a combined performance obligation, will be recognized as revenue over time using unit of delivery measure of progress, as the Company believes that it faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation. The Company did not recognize any revenues from the Hengrui Collaboration Agreement for the three months ended March 31, 2025 and 2026, and recorded the entire upfront non-refundable fee received as deferred revenue.

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

Under the Lilly Collaboration Agreement, Lilly paid SEED an upfront non-refundable fee of $10,000 in November 2020. In addition, SEED will also be eligible to receive up to approximately $780,000 in potential pre-clinical discovery, clinical and regulatory development milestone payments, as well as commercial milestones and royalty payments based on net sales of products that result from the collaboration. As of March 31, 2026, SEED has received $3,000 of these milestone payments for pre-clinical discovery. The Lilly Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company further determined the collaboration is reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

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

SEED recognized collaboration revenue of $500 and $500 related to the Lilly Collaboration Agreement for the three months ended March 31, 2025 and 2026, respectively. Revenue recognized in each period were from amounts included in contract liabilities at the beginning of the period and milestone payments received during the period, if any. These recognized revenues were included in loss from discontinued operations and the related contract liabilities were included in current and noncurrent liabilities of discontinued operations, for all the periods presented.

5.	Property and equipment, net

Property and equipment of continuing operations consisted of the following:

	December 31, 2025	March 31, 2026
	$	$
		(Unaudited)

Office equipment	323	324
Laboratory equipment	115	115
Motor vehicles	98	100
Leasehold improvements	271	273

	807	812
Less: accumulated depreciation	(641)	(660)

Property and equipment, net	166	152

Depreciation expenses of continuing operations for the three months ended March 31, 2025 and 2026 were $21 and $19, respectively.

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

6.	Income taxes

Income tax expense was $20 and $192 for the three months ended March 31, 2025 and 2026. The income tax expense for the three months ended March 31, 2026 was primarily attributable to interest accrued related to uncertain tax positions (“UTP”) in income tax expense.

The effective tax rate for the three months ended March 31, 2026 was (8.9)%, compared with (0.8)% for the corresponding period of 2025. The change was largely attributable to the remeasurement of the FIN 48 liability and interest accrued for UTP. The primary component of the Company’s effective rate for both periods that drives the difference from the U.S. Federal corporate income tax rate of 21% is the impact of the tax rates in the jurisdictions, as well as the increases to the valuation allowance recorded against the deferred tax assets.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of December 31, 2025 and March 31, 2026, the Company maintained a full valuation allowance against its net deferred tax assets.

As of March 31, 2026, the Company had gross unrecognized tax positions of $10,658. The Company plans to reassess its UTP during the year, and as a result, the amount of UTP may change within the next 12 months.

7.	Earnings (loss) per share

Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the share options and the vesting of restricted shares, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive. The effects of all share options and unvested restricted shares were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive during the three months ended March 31, 2025 and 2026.

Basic and diluted net earnings (loss) per share attributable to ordinary shareholders was calculated as follows:

	Three months ended March 31,
	2025	2026
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to BeyondSpring Inc. – basic and diluted	$4,477	$(2,159)

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	40,316,320	41,119,803

Net earnings (loss) per share – basic and diluted	$0.11	$(0.05)

8.	Share-based compensation

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

During the three months ended March 31, 2026, the Company did not grant any awards under the 2017 Plan.

The following table summarizes total share-based compensation expense recognized under 2017 Plan for the three months ended March 31, 2025 and 2026:

	Three months ended March 31,
	2025	2026
	$	$
	(unaudited)	(unaudited)

Research and development	26	19
General and administrative	192	61

Total	218	80

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

During the three months ended March 31, 2026, SEED granted a total of 641,249 share options under the SEED Plan.

The following table summarizes total share-based compensation expense recognized under the SEED Plan for the three months ended March 31, 2025, and 2026. These expenses were included in loss from discontinued operations for all the periods presented.

	Three months ended March 31,
	2025	2026
	$	$
	(unaudited)	(unaudited)

Research and development	8	6
General and administrative	18	375

Total	26	381

BEYONDSPRING INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)
(Unaudited)

9.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing funds and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits from continuing operations, which were expensed as incurred, were $16 and $1 for the three months ended March 31, 2025 and 2026, respectively.

BeyondSpring US maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for eligible employees in the U.S. employees. The 401(k) Plan allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company matches up to 6% of the participant’s base salary. Company contributions for continuing operations to the 401(k) Plan totaled $14 and $16 in the three months ended March 31, 2025 and 2026, respectively.

10.	Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2025 and March 31, 2026, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $12 and $4, respectively.

11.	Supplemental balance sheet information

Other noncurrent assets consist of the following:

	As of
	December 31, 2025	March 31, 2026
	$	$
		(unaudited)
Deductible input value-added tax	125	126
Others	99	-

Total	224	126

Other current liabilities consist of the following:

	As of
	December 31, 2025	March 31, 2026
	$	$
		(unaudited)
Compensation related	538	687
Professional services	2	207
Other taxes payable	248	6
Others	34	37

Total	822	937

Other noncurrent liabilities consist of the following:

	As of
	December 31, 2025	March 31, 2026
	$	$
		(unaudited)
Compensation related	90	95
Income tax payable	3,474	3,714
Other taxes payable	417	430

Total	3,981	4,239

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

Accounting for the Series A-2/A-3 Preferred Shares

The Series A-2 Preferred Shares were previously classified as contingently redeemable noncontrolling interests within mezzanine equity due to redemption features outside the control of the Company, with the carrying amount adjusted to redemption value at each reporting date. On July 26, 2024, upon execution of the A-3 share purchase agreement (“A3 SPA”), such redemption rights were removed, and the carrying amount was reclassified from mezzanine equity to permanent equity.

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

	For three months ended March 31,
	2025	2026
	$	$
	(unaudited)	(unaudited)
Clinical and pre-clinical expenses	115	532
Patent expenses	166	139
Personnel costs	1,088	666
Professional services	956	639
Other operational expenses	285	256
Other segment items	(26)	119
Segment net loss	2,584	2,351
Reconciliation of net loss:
Net loss (income) from discontinued operations	(3,754)	4,323
Consolidated net loss (income)	(1,170)	6,674

The Company’s long-lived assets of continuing operations by geographic area are presented as follows:

	As of
	December 31, 2025	March 31, 2026
	$	$
Property and equipment, net:		(unaudited)

PRC	11	10
U.S.	155	142

Total	166	152

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of BeyondSpring Inc. (the “Company”) should be read in conjunction with the condensed consolidated financial statements and the notes related thereto which are included in “Part I. Financial Information—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 25, 2026. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” “Part II. Other Information—Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. Our first-in-class lead asset, Plinabulin is a novel brain-penetrant microtubule modulator with mechanism as a guanine nucleotide exchange factor H1 (GEF-H1) agonist with the biological outcome of dendritic cell maturation, vasculature modulation and reduction of CIN, which can potentially mitigate “acquired resistance” from prior immune checkpoint inhibitors (ICI) treatment in cancer patients. Plinabulin has been administered to over 700 cancer patients with generally good tolerability and is being developed as a potential “pipeline in a drug” in various cancer indications as a direct anti-cancer agent with the safety benefit of reducing CIN. After completion of a successful global phase 3 study (DUBLIN-3) in NSCLC, we plan to launch a confirmatory global phase 3 study (DUBLIN-4) with “plinabulin and docetaxel” versus standard of care docetaxel in second- and third-line NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, a severe unmet medical need. We are also developing three small molecule immune agents, which are currently in pre-clinical stages. In addition, we founded and continue to own an equity stake in SEED Therapeutics Inc., or SEED. SEED is utilizing a proprietary Targeted Protein Degradation (TPD) drug discovery platform, or “molecular glue” technology, to develop innovative therapeutic agents from internal research and development efforts and with our collaborators on currently undruggable protein targets. SEED has advanced its wholly owned lead oncology asset, a novel RBM39 degrader into phase 1 clinical studies in January 2026. SEED is partnering with Eli Lilly and Co. and Eisai Co., Ltd. to discover and develop new chemical entities through this proprietary TPD platform which could produce therapeutic benefits to patients suffering from oncology and central nervous system (CNS) disease, among others.

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

The current standard of care for first-line EGFR wild type NSCLC is PD-1/PD-L1 antibodies with or without platinum doublet. However, over 60% of patients progress on these therapies. Defined as “acquired resistance” due to “T cell exhaustion” and/or “antigen presenting cell (APC) pathway mutation” (Memon et al., Cancel Cell 2024). Once patients progress on these regimens, docetaxel, a drug approved over 25 years ago, is recommended in the second- and third-line EGFR wild type NSCLC, but it has modest clinical benefit and high severe neutropenia. Recently, multiple phase 3 studies, with agents including PD-1/PD-L1 antibodies combinations or Antibody Drug Conjugate (ADC) have failed to surpass docetaxel in overall survival (OS) in this population. We believe that Plinabulin’s mechanism of DC maturation could help mitigate ICI acquired resistance, as DC is the most potent APC with its ability to prime T cells.

To address the significant unmet need in this population, we have been conducting multiple studies on Plinabulin combinations. First, we completed a randomized global Phase 3 study of Plinabulin in combination with docetaxel compared with docetaxel alone for second- and third-line treatment of NSCLC, with EGFR wild type (DUBLIN-3 Phase 3 registration study). The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care (SOC) docetaxel alone with doubling 2-year and 3-year OS rate. It has more pronounced overall survival benefit in plinabulin-mechanism targeted non-squamous patients (OS HR 0.72 after additional 2-year follow-up, p=0.0078). Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction from over 33% to 5% (p<0.0001). The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the International Association for the Study of Lung Cancer (IASLC) conference. We plan to use our best efforts to file an NDA with the NMPA. Because DUBLIN-3 study had over 80% patients from Asia, we plan to initiate a confirmatory global phase 3 study (DUBLIN-4) in second- and third-line non-squamous NSCLC with EGFR wild type after progression on prior immune checkpoint inhibitors, based on productive discussion with U.S. regulatory agency.

In addition, we are conducting a number of investigator-initiated study (IIT) on Plinabulin in ICI progressed cancers, including NSCLC, head-and-neck cancer and Hodgkin’s Lymphoma, and first line extensive-stage small cell lung cancer (ES-SCLC).  We provide financial support for these various investigator-initiated clinical trials as well as the drug supply of Plinabulin.  First, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303) with the completion of all 47 patients enrolled: Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented clinically meaningful data of high disease control rate of 80% and prolonged PFS from this study at European Society for Medical Oncology (ESMO) 2024, Society for Immunotherapy of Cancer (SITC) 2024, and American Society of Clinical Oncology (ASCO) 2025.  Further, our collaborators at MD Anderson Cancer Center have completed a phase 1 IIT study in Plinabulin’s combination with PD-1 or PD-L1 antibodies and radiation for the treatment of patients with eight cancer types who progressed from PD-1/PD-L1 antibodies, with disease control rate of 54%. This paper was published in Cell Press “Med” in June 2025.  Plinabulin’s rapid DC maturation biomarker analysis was observed in responding patients.  Additionally, Plinabulin is being studied in a Phase 2 IIT study (Study 302) in combination with Keytruda®, etoposide and platinum for the first-line treatment of ES-SCLC patients at Wuhan Union Hospital in China, where the current standard of care has limited median PFS.  Additional completed IITs with Plinabulin include: 1) in combination with nivolumab, a PD-1 antibody, for the treatment of NSCLC at the University of California San Diego, or UCSD, and the University of Washington (Phase 1 completed); and 2) in combination with nivolumab and ipilimumab, a CTLA-4 antibody, for the treatment of second line ES-SCLC at the Rutgers University and other U.S. clinical centers (both Phase 1 and Phase 2 completed).

Recently, we reported the preclinical study data of Plinabulin in combination with antibody drug conjugates (ADC), which are targeted chemotherapy, at American Association for Cancer Research (AACR) 2026, showing that plinabulin improves complete response rates, overall survival, and tolerability when combined with leading ADC drugs (T-DXd (trastuzumab deruxtecan) and Dato-DXd (datopotamab deruxtecan)), with or without immunotherapy. Biomarker analysis also showed that Plinabulin enhanced the body’s own cancer-fighting T-cells, significantly increasing CD8+T cell/Treg ratio – providing a biological explanation for why the combination outperforms either drug alone.

We expect each of these studies to benefit from our previous investigation of Plinabulin as an agent that has been studied in two randomized, controlled Phase 3 clinical studies to have demonstrated a statistically significant reduction in CIN. In total, over 700 patients have been treated with Plinabulin, where improvements in CIN have been repeatedly observed. Our strategy is to develop Plinabulin in multiple indications with the potential for Plinabulin to be an important component of the multiple-agent combination with immune checkpoint inhibitor regimens to elevate the anti-cancer benefit for cancer patients, supported by Plinabulin’s potent dendritic cell maturation mechanism. To implement our strategy, we use a highly efficient business model that integrates clinical resources in the U.S. and China. We work with global contract research organizations, or CROs, such as ICON and Covance (now Labcorp), to ensure data quality with studies conducted under U.S. Good Clinical Practice requirements. Our drug development capabilities are facilitated by interest from clinical investigators in the U.S. and China, as well as by our understanding of the pharmaceutical industry, clinical resources and regulatory system in China.

We have partnered with Jiangsu Hengrui Pharmaceuticals Co., Ltd., or Hengrui, to commercialize Plinabulin, if approved, in Greater China through our subsidiary, Dalian Wanchunbulin Pharmaceuticals Ltd., or Wanchunbulin. China recognized Plinabulin as a National Science and Technology Major Project for “essential new drug research and development.” Also, with the grant of status as a 2017 National Science and Technology Major Project in China, or the 2017 Grant, Plinabulin has been included in the National Drug Priority Review List. We believe that, pending drug approval and successful pricing negotiations with the Chinese government, the 2017 Grant could help position Plinabulin for inclusion in the National Insurance System, which would allow for faster access to patients and reimbursement. In the U.S. and for the rest of the world, we currently plan to seek a co-development and commercialization partner to maximize Plinabulin’s potential in multiple cancer indications, if approved.

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

Through March 31, 2026, we have raised approximately $301.0 million in equity financings, $10.2 million of issuance of non-controlling interests, $37.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly and RMB 200 million (approximately $29 million) upfront payment to Wanchunbulin from Hengrui. As of March 31, 2026, our continuing operations had no outstanding debt and held $7.9 million in cash and cash equivalents and short-term investments. We expect to receive $28.07 million in tranches from the sale of our Series A-1 Preferred Shares of SEED as described under “—Discontinued Operations.”

Our consolidated net income was $1.2 million for the three months ended March 31, 2025 and our consolidated net loss was $6.7 million for the three months ended March 31, 2026. The consolidated net income for the three months ended March 31, 2025 includes a gain of $7.0 million on the sale of preferred shares of SEED by the Company to third-party investors. As of December 31, 2025 and March 31, 2026, we had an accumulated deficit of $408.4 million and $410.6 million, respectively. Substantially all of our losses have resulted from funding our preclinical studies, clinical trials, manufacturing our drug product, our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase in connection with our ongoing activities, as we:

●

continue preclinical studies and clinical development of our programs including in connection with the clinical development programs for Plinabulin in NSCLC and combination studies with immune agents and related chemistry, manufacturing, and controls and regulatory activities;

●	incur additional costs associated with operating as a domestic issuer;

●	maintain, expand and protect our intellectual property portfolio; and

●	fund the discovery and development of new product candidates.

We will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for and, if any of our product candidates are approved, proceed to commercialization. We continue to explore strategic options in the U.S. and globally to support the execution of our business plan and to maximize shareholder value. These options may include licensing and partnership arrangements, a sale of the Company or its assets, equity or debt financing, or a combination of the above. Adequate funding may not be available to us on acceptable terms, or at all. In particular, inflation and high interest rates across the global economy, governments’ monetary policy in response to inflation concerns, concerns around tariffs and a possible recession, the ongoing hostilities between Russia and Ukraine and escalating geopolitical tensions and military conflicts in the Middle East, including conflicts involving Israel, Hamas, Iran and other regional actors, have caused, and may continue to cause, market volatility, and under such market conditions, we may not be able to obtain funding on reasonable terms or at all.

Discontinued Operations

SEED was founded by us in 2019. As of March 31, 2026, BeyondSpring Inc. and SEED Technology Limited, its majority-owned indirect subsidiary, or, collectively, the BYSI Entities, owned an aggregate of 10,289,545 Series A-1 Preferred Shares of SEED.

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

In September 2025, SEED entered into share purchase agreements with a related party and certain third-party investors to sell an aggregate of 1,411,761 of its Series A-3 Preferred Shares for an aggregate purchase price of $6 million at a cash purchase price of $4.25 per share.

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

As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. We classified the financial results of SEED to Discontinued Operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented. In connection with the first closing described above, we recorded a gain on sale of subsidiary interests of $7.0 million. We also classified the related assets and liabilities as current and noncurrent assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2026. Cash flows from discontinued operations are not reclassified in the Condensed Consolidated Statements of Cash Flows but are disclosed in the accompanying condensed consolidated financial statements footnotes. See Note 3 (Discontinued operations) to our condensed consolidated financial statements for additional information.

Segments

From 2022 to 2024, we operated in two reportable segments, namely Plinabulin pipeline and TPD platform. The TPD platform segment was comprised of SEED’s operations. As a result of SEED’s operations being classified as discontinued operations, the TPD platform segment is excluded from the Company’s continuing operations.

See Note 14 (Segment reporting and geographic information) to our condensed consolidated financial statements for additional information.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. For the three months ended March 31, 2026, our discontinued operations generated $0.5 million of revenue through SEED’s research collaboration and license agreement with Eli Lilly and our continuing operations did not generate any revenue. The RMB 200 million (approximately $29 million) upfront payment received by Wanchunbulin from Hengrui is recorded as deferred revenue and will be recognized as revenue over time after product approval using unit of delivery measure of progress. In the future, we may generate revenue from a combination of product sales, reimbursements, upfront payments, milestone payments and royalties in connection with existing and future collaborations. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue from product sales in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025, respectively, together with the percentage changes in those items:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(1,076)	(874)	23%
General and administrative	(1,156)	(1,736)	-33%
Loss from operations	(2,232)	(2,610)	-14%
Other income
Foreign exchange gain, net	50	29	72%
Interest income	8	17	-53%
Other income, net	15	—	—
Total other income	73	46	59%
Net loss before income tax	(2,159)	(2,564)	-16%
Income tax expenses	(192)	(20)	860%
Net loss from continuing operations	(2,351)	(2,584)	-9%

Discontinued operations:
Loss from discontinued operations	(4,323)	(3,232)	34%
Gain on sale of subsidiary interests	—	6,986	-100%
Net income (loss) from discontinued operations	(4,323)	3,754	-215%

Net income (loss)	(6,674)	1,170	-670%

Research and Development Expenses

Research and development (R&D) expenses were $1.1 million for the three months ended March 31, 2026 compared to $0.9 million for the three months ended March 31, 2025. The $0.2 million increase was primarily driven by expanded drug manufacturing activities to prepare for potential future study initiation, partially offset by lower regulatory filing advisory expenses and a non-cash adjustment for 2024 incentive compensation recognized in 2025.

The following table summarizes the research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	428	53	708%
Preclinical expenses	104	62	68%
Professional services	199	289	-31%
Personnel compensation and related costs	289	413	-30%
Facility and other expenses	56	57	-2%
Total research and development	1,076	874	23%

General and Administrative Expenses

General and administrative (G&A) expenses were $1.1 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025. The $0.6 million decrease was primarily attributable to lower incentive compensation and share-based compensation for G&A personnel and lower professional services expenses in legal advisory.

Other Income

Other income for the three months ended March 31, 2026 and 2025 consisted primarily of foreign exchange gains and interest income.

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

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations. Substantially all of our negative cash flows have resulted from funding our research and development programs and general and administrative expenses associated with our operations. We had consolidated net income of $1.2 million for the three months ended March 31, 2025 and incurred consolidated net losses of $6.7 million for the three months ended March 31, 2026. The consolidated net income for the three months ended March 31, 2025 includes a gain on sale of subsidiary interests of $7.0 million. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $410.6 million and $408.4 million, respectively. Our primary use of cash is to fund research and development costs and for general and administrative expenses. Our operating activities used $3.3 million and $4.2 million of cash, including $2.1 million and $2.5 million used in discontinued operating activities, during the three months ended March 31, 2026 and 2025, respectively. We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, sale of subsidiary interests and collaboration arrangements. As of March 31, 2026, our continuing operations had cash and cash equivalents of $4.0 million and short-term investments of $3.8 million.

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

The following table provides information regarding our consolidated cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands of U.S. Dollars (“$”))
Net cash used in operating activities	(3,277)	(4,198)
Net cash provided by investing activities	4,479	6,304
Net cash used in financing activities	(4,157)	—
Net effect of foreign exchange rate changes	22	5
Net increase (decrease) in cash and cash equivalents	(2,933)	2,111

The following table provides information regarding cash flows of discontinued operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands of U.S. Dollars (“$”))
Net cash used in discontinued operating activities	(2,054)	(2,494)
Net cash provided by discontinued investing activities	3,531	950
Net cash used in discontinued financing activities	(4,149)	—

Cash inflows generated by our discontinued operations were used to support their own operations, including funding their own R&D activities, rather than being transferred to or used by the continuing operations. As such, we believe the liquidity of our continuing operations will not be negatively affected by the absence of discontinued operation’s cash flows.

Net Cash Used in Operating Activities

The cash used in operating activities for the three months ended March 31, 2026 and 2025 reflects adjustments to our net loss of $6.7 million and net income of $1.2 million, respectively, for non-cash gains and charges, and changes in components of working capital. During the three months ended March 31, 2026, these non-cash adjustments mainly consisted of $0.5 million of non-cash share-based compensation and $0.2 million of non-cash operating lease expenses. Net cash used in operating activities was $3.3 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. The $0.9 million decrease in operating cash flow was primarily driven by a strategic extension of payment terms with vendors to manage short-term liquidity requirements.

The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs and related administrative costs. Our advances to suppliers and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $4.5 million, consisting of $11.6 million cash proceeds from maturity of time deposits and structured deposits, offset by $7.1 million used to purchase structured deposits. Net cash provided by investing activities for the three months ended March 31, 2025 was 6.3 million, consisting primarily of $7.4 million cash consideration received in February 2025 for the first closing of the sale of a portion of our equity interests in SEED, offset by $1.0 million used to purchase time deposits.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $4.1 million, which was primarily attributable to discontinued operations, consisting of $4.4 million repayment of short-term loans, offset by $0.3 million cash proceeds from the issuance of SEED’s Series A-3 Preferred Shares. There was no cash provided by financing activities for the three months ended March 31, 2025.

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

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of RMB 10,252 (approximately $1,486). The lease is set to expire on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease.

Other contractual obligations

We enter into agreements in the normal course of business with CROs and institutions to license intellectual property. These contracts are cancelable at any time by us with prior written notice.

Our subsidiary Wanchunbulin has entered into a government grant agreement with specific local authorities in China. Wanchunbulin commits to staying within designated districts, maintaining current tax jurisdictions, and retaining its registered capital, until 2033. Wanchunbulin also undertakes not to establish additional entities in other jurisdictions within Greater China for the purposes of conducting research, development, and commercialization activities related to Plinabulin, provided such activities fall within the scope of the government grant agreement. Otherwise, Wanchunbulin may be required to refund the grants.

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

There have been no material changes to our critical accounting estimates as of and for the three months ended March 31, 2026, as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer, who performs the functions of Principal Executive and Financial Officer under Rule 13a-15 under the Exchange Act, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive and Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

______________________________

(1)	Filed with this Quarterly Report on Form 10-Q.

(2)	Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BeyondSpring Inc.

Date: May 13, 2026	/s/ Lan Huang
Name: Lan Huang
Title: Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)