Form 10-Q
period 2026-06-30
BeyondSpring Inc.
filed 2026-08-14
CIK 1677940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, 41,119,820 shares of the Registrant’s ordinary shares, par value $0.0001 per share, were outstanding.

BEYONDSPRING INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026
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

●	our ability to continue as a going concern; and

●	other risks and uncertainties, including those listed under “Part II. Other Information—Item 1A. Risk Factors.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEYONDSPRING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

	As of
	December 31, 2025	June 30, 2026
	$	$
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	7,786	2,697
Short-term investments	4,775	3,832
Advances to suppliers	227	247
Prepaid expenses and other current assets	71	273
Current assets of discontinued operations	8,023	2,852
Total current assets	20,882	9,901

Noncurrent assets:
Property and equipment, net	166	138
Operating right-of-use assets	305	174
Other noncurrent assets	224	128
Noncurrent assets of discontinued operations	4,356	4,265
Total noncurrent assets	5,051	4,705

Total assets	25,933	14,606

Liabilities and equity

Current liabilities:
Accounts payable	363	790
Accrued expenses	938	1,390
Current portion of operating lease liabilities	320	171
Other current liabilities	822	1,055
Current liabilities of discontinued operations	11,133	10,787
Total current liabilities	13,576	14,193

Noncurrent liabilities:
Deferred revenue	28,600	29,476
Other noncurrent liabilities	3,981	4,420
Noncurrent liabilities of discontinued operations	3,766	2,542
Total noncurrent liabilities	36,347	36,438

Total liabilities	49,923	50,631

Commitments and contingencies (Note 13)

Shareholders’ deficit
Ordinary shares ($0.0001 par value; 500,000,000 shares authorized; 41,122,320 and 41,119,820 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively)	4	4
Additional paid-in capital	375,664	375,814
Accumulated deficit	(408,431)	(411,439)
Accumulated other comprehensive income	602	55

Total BeyondSpring Inc.’s shareholders’ deficit	(32,161)	(35,566)
Noncontrolling interests	8,171	(459)
Total shareholders’ deficit	(23,990)	(36,025)

Total liabilities and shareholders’ deficit	25,933	14,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Research and development	(1,002)	(973)	(1,876)	(2,049)
General and administrative	(947)	(758)	(2,683)	(1,914)

Loss from operations	(1,949)	(1,731)	(4,559)	(3,963)
Foreign exchange gain, net	47	61	76	111
Interest income	28	4	45	12
Other income, net	18	16	18	31

Loss before income tax	(1,856)	(1,650)	(4,420)	(3,809)
Income tax expenses	(22)	(100)	(42)	(292)

Net loss from continuing operations	(1,878)	(1,750)	(4,462)	(4,101)

Discontinued operations
Loss from discontinued operations	(2,771)	(3,950)	(6,003)	(8,273)
Gain on sale of subsidiary interests	-	-	6,986	-
Income tax expenses	-	-	-	-
Net income (loss) from discontinued operations	(2,771)	(3,950)	983	(8,273)

Net loss	(4,649)	(5,700)	(3,479)	(12,374)
Less: Net loss attributable to noncontrolling interests from continuing operations	(72)	(841)	(147)	(973)
Less: Net loss attributable to noncontrolling interests from discontinued operations	(2,771)	(4,010)	(6,003)	(8,393)
Net income (loss) attributable to BeyondSpring Inc.	(1,806)	(849)	2,671	(3,008)

Earnings (loss) per share, basic and diluted
Continuing operations	(0.04)	(0.02)	(0.11)	(0.08)
Discontinued operations	-	-	0.18	-
Basic and diluted earnings (loss) per share	(0.04)	(0.02)	0.07	(0.08)

Weighted-average shares outstanding
Basic and diluted	40,316,320	41,119,820	40,316,320	41,119,820

Other comprehensive loss, net of tax of nil:
Foreign currency translation adjustment loss from continuing operations	(343)	(471)	(494)	(850)
Foreign currency translation adjustment loss from discontinued operations	(27)	(70)	(34)	(117)
Comprehensive loss	(5,019)	(6,241)	(4,007)	(13,341)
Less: Comprehensive loss attributable to noncontrolling interests from continuing operations	(194)	(1,007)	(324)	(1,276)
Less: Comprehensive loss attributable to noncontrolling interests from discontinued operations	(2,798)	(4,080)	(6,037)	(8,510)
Comprehensive income (loss) attributable to BeyondSpring Inc.	(2,027)	(1,154)	2,354	(3,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Amounts in thousands of U.S. Dollars (“$”), except for number of shares and per share data)

(Unaudited)

	BeyondSpring Inc.’s shareholders
	Ordinary share		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2024	40,316,320	4	373,185	(407,425)	1,336	(32,900)	18,615	(14,285)
Share-based compensation	-	-	211	-	-	211	27	238
Other comprehensive loss	-	-	-	-	(97)	(97)	(61)	(158)
Ownership interests in subsidiary transferred to third parties	-	-	-	-	-	-	368	368
Net income (loss)	-	-	-	4,477	-	4,477	(3,307)	1,170
Balances at March 31, 2025	40,316,320	4	373,396	(402,948)	1,239	(28,309)	15,642	(12,667)
Share-based compensation	6,000	-	119	-	-	119	22	141
Other comprehensive loss	-	-	-	-	(220)	(220)	(150)	(370)
Net loss	-	-	-	(1,806)	-	(1,806)	(2,843)	(4,649)

Balances at June 30, 2025	40,322,320	4	373,515	(404,754)	1,019	(30,216)	12,671	(17,545)

	BeyondSpring Inc.’s shareholders
	Ordinary share		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling	Total
	Shares	Amount	capital	deficit	income (loss)	Subtotal	interests	deficit
		$	$	$	$	$	$	$

Balances at December 31, 2025	41,122,320	4	375,664	(408,431)	602	(32,161)	8,171	(23,990)
Share-based compensation	-	-	78	-	-	78	381	459
Forfeited restricted shares	(2,500)	-	(3)	-	-	(3)	-	(3)
Capital contributions from noncontrolling interests	-	-	-	-	-	-	280	280
Other comprehensive loss	-	-	-	-	(242)	(242)	(184)	(426)
Net loss	-	-	-	(2,159)	-	(2,159)	(4,515)	(6,674)
Balances at March 31, 2026	41,119,820	4	375,739	(410,590)	360	(34,487)	4,133	(30,354)
Share-based compensation	-	-	75	-	-	75	495	570
Other comprehensive loss	-	-	-	-	(305)	(305)	(236)	(541)
Net loss	-	-	-	(849)	-	(849)	(4,851)	(5,700)

Balances at June 30, 2026	41,119,820	4	375,814	(411,439)	55	(35,566)	(459)	(36,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYONDSPRING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of U.S. Dollars (“$”))

(Unaudited)

	Six months ended June 30,
	2025	2026

Cash flows from operating activities:
Net loss	(3,479)	(12,374)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expenses	162	38
Share-based compensation	389	1,036
Non-cash operating lease expenses	369	386
Gain on sale of subsidiary interests	(6,986)	-
Changes in assets and liabilities:
Short-term investments	254	-
Advances to suppliers	3	(59)
Prepaid expenses and other current assets	(102)	(206)
Other noncurrent assets	(30)	(63)
Accounts payable	(249)	5,041
Accrued expenses	915	(595)
Operating lease liabilities	(347)	(362)
Other current liabilities	(62)	710
Deferred revenue	(1,000)	(1,000)
Other noncurrent liabilities	91	399
Net cash used in operating activities	(10,072)	(7,049)
Cash flows from investing activities:
Acquisitions of property and equipment	(50)	-
Purchase of short-term investments	(5,000)	(22,166)
Proceeds from maturity of short-term investments	14,850	26,640
Proceeds from sale of subsidiary interests	7,354	-
Net cash provided by investing activities	17,154	4,474
Cash flows from financing activities:
Capital contribution from noncontrolling interests	-	280
Payments of offering costs	-	(8)
Repayments of loans	-	(4,503)
Net cash used in financing activities	-	(4,231)
Effect of foreign exchange rate changes	(2)	33
Net increase (decrease) in cash and cash equivalents	7,080	(6,773)
Cash and cash equivalents from continuing operations at beginning of period	2,922	7,786
Cash and cash equivalents from discontinued operations at beginning of period	13,125	4,352
Less: cash and cash equivalents from discontinued operations at end of period	13,583	2,668
Cash and cash equivalents from continuing operations at end of period	9,544	2,697

Supplemental disclosures of cash flow information
Interest paid	-	-
Interest received	188	45
Income taxes paid	1	-

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	39	6

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

As of June 30, 2026, the BYSI Entities owns approximately 38.03% of the outstanding equity interest in SEED, calculated on an as-converted basis. SEED continues to be consolidated into the financial statements of the Company since the Company remains substantive control of SEED.

In May 2026, Beijing Wanchun Pharmaceutical Technology Ltd. (“Beijing Wanchun”), a subsidiary of the Company, was deregistered in China.

On June 29, 2026, BeyondSpring Australia Pty Ltd was incorporated in Australia as a wholly owned subsidiary of BeyondSpring Pharmaceuticals Inc.

As of June 30, 2026, the subsidiaries of the Company are as follows:

Name of company	Place of incorporation	Date of incorporation	Percentage of ownership by the Group	Principal activities
BeyondSpring Pharmaceuticals Inc. (“BeyondSpring US”)	Delaware, U.S.	June 18, 2013	100%	Clinical trial activities

BeyondSpring Australia Pty Ltd	Australia	June 29, 2026	100%	Clinical trial activities

BeyondSpring Ltd.	The British Virgin Islands (“BVI”)	December 3, 2014	100%	Holding company

BeyondSpring (HK) Limited (“BeyondSpring HK”)	Hong Kong	January 13, 2015	100%	Holding company

Wanchun Biotechnology Limited (“BVI Biotech”)	BVI	April 1, 2015	100%	Holding company

Wanchun Biotechnology (Dalian) Ltd. (“Wanchun Dalian”)	People’s Republic of China (“PRC”)	April 23, 2015	100%	Holding company

Dalian Wanchunbulin Pharmaceuticals Ltd. (“Wanchunbulin”)	PRC	May 6, 2015	57.97%	Clinical trial activities

SEED Therapeutics Inc. (“SEED”)	BVI	June 25, 2019	36.51%	Pre-clinical development activities

SEED Technology Limited (“SEED Technology”)	BVI	December 9, 2019	57.97%	Holding company

SEED Therapeutics US, Inc. (“SEED US”)	Delaware, U.S.	November 25, 2020	36.51%	Pre-clinical development activities

Wanchun Hongji (Dalian) Pharmaceuticals Ltd. (“Wanchun Hongji”)	PRC	March 22, 2022	36.51%	Pre-clinical development activities

SEED LH Inc.	BVI	September 30, 2025	36.51%	Holding company

SEED LH MG Inc.	Delaware, U.S.	October 6, 2025	36.51%	Product development activities

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2026, the condensed consolidated statements of shareholders’ deficit for the three and six months ended June 30, 2025 and 2026, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2026, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information using accounting policies that are consistent with those used in the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2025. Accordingly, these unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Group for each of the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for any other interim period or for the full year of 2026. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025.

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

Going concern

The Company has incurred operating losses and negative cash flows from operations since inception. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future, and has primarily funded these losses through equity financings. The Company incurred a consolidated net loss of $5,700 during the second quarter of 2026 and has an accumulated deficit of $411,439 as of June 30, 2026. As of June 30, 2026, the Company had $4,292 of net current liabilities and $6,529 of cash and cash equivalents and short-term investments attributable to continuing operations on hand.

The Company is evaluating and pursuing various alternatives to preserve liquidity and fund the Company’s operations, including managing expenditures and seeking additional sources of capital. If the Company is unable to successfully implement these plans, the business and future success will be adversely affected including eliminating its research and development programs or suspension of business operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements have been prepared in accordance with U.S. GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

New accounting standards which have not yet been adopted (continued)

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

3.	Discontinued operations

On December 13, 2024, the Company’s Board of Directors discussed and approved a divestiture plan to sell and transfer about 90% to 100% of the Company’s interests in SEED to potential investors at a determined price. The divestiture of SEED represents a strategic shift in the Company’s reallocation and optimization of the available resources to pipelines with greater potential. In accordance with ASC 205-20, all assets and liabilities of SEED were classified as held-for-sale in the consolidated balance sheets as of December 31, 2025 and June 30, 2026, and the results of operations of SEED were reflected as discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2026.

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

	As of
	December 31, 2025	June 30, 2026
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,352	$2,668
Short-term investments	3,531	-
Advances to suppliers	117	156
Prepaid expenses and other current assets	23	28
Total current assets	8,023	2,852

Noncurrent assets:
Property and equipment, net	1,373	1,373
Operating right-of-use assets	2,683	2,434
Other noncurrent assets	300	458
Total noncurrent assets	4,356	4,265

Total assets	$12,379	$7,117

Liabilities and equity
Current liabilities:
Short-term loans	$4,369	$-
Accounts payable	361	4,974
Accrued expenses	3,105	2,052
Current portion of operating lease liabilities	430	447
Deferred revenue	2,001	2,001
Other current liabilities	867	1,313
Total current liabilities	11,133	10,787

Noncurrent liabilities:
Operating lease liabilities	1,945	1,721
Deferred revenue	1,821	821
Total noncurrent liabilities	3,766	2,542

Total liabilities	$14,899	$13,329

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

3.	Discontinued operations (continued)

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$500	$500	$1,000	$1,000

Operating expenses
Research and development	(2,498)	(2,876)	(5,487)	(6,330)
General and administrative	(862)	(1,579)	(1,726)	(2,960)

Loss from operations	(2,860)	(3,955)	(6,213)	(8,290)
Foreign exchange gain, net	1	-	1	-
Interest income	46	2	114	9
Other income, net	42	3	95	8

Loss before income tax	(2,771)	(3,950)	(6,003)	(8,273)
Income tax expense	-	-	-	-

Loss from discontinued operations before disposal	(2,771)	(3,950)	(6,003)	(8,273)
Gain on sale of subsidiary interests	-	-	6,986	-

Net income (loss) from discontinued operations	$(2,771)	$(3,950)	$983	$(8,273)

	Six months ended June 30,
	2025	2026
	(Unaudited)	(Unaudited)

Net cash used in discontinued operating activities	$(5,790)	$(4,552)
Net cash provided by discontinued investing activities	$9,800	$3,531
Net cash used in discontinued financing activities	$-	$(4,223)

In connection with the First Closing, the Company recorded a gain on the sale of subsidiary interests:

Gain recognized on the First Closing
Six months ended June 30, 2025
Fair value of consideration received	$7,354
Less: Adjustments to noncontrolling interests (6.75% of the equity interests)	368
Gain on sale of subsidiary interests	$6,986

4.	Collaboration agreements

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

Under the Hengrui Collaboration Agreement, Hengrui paid Wanchunbulin an upfront non-refundable fee of RMB 200,000 ($29,476) in September 2021. Wanchunbulin will be eligible to receive up to RMB 700,000 ($103,167) in potential regulatory development milestone payments, and up to RMB 400,000 ($58,953) in commercial milestone payments, respectively. In addition, Wanchunbulin will be eligible to receive royalty payments based on net sales of the Plinabulin Products, which sets forth minimum royalties to be received by Wanchunbulin for a specified period.

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

The Company determined that the License and the Manufacturing and Supply Services are not distinct from each other and represent a single performance obligation. The transaction price of the arrangement was the upfront payment of RMB 200,000 ($29,476). The development and commercialization milestone payments and the minimum royalty payments are fully constrained at contract inception due to uncertainty of achievement and are not included in the transaction price. The transaction price allocated to the License and Manufacturing and Supply Services, as a combined performance obligation, will be recognized as revenue over time using unit of delivery measure of progress, as the Company believes that it faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation. The Company did not recognize any revenues from the Hengrui Collaboration Agreement for the three and six months ended June 30, 2025 and 2026, and recorded the entire upfront non-refundable fee received as deferred revenue.

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

Under the Lilly Collaboration Agreement, Lilly paid SEED an upfront non-refundable fee of $10,000 in November 2020. In addition, SEED will also be eligible to receive up to approximately $780,000 in potential pre-clinical discovery, clinical and regulatory development milestone payments, as well as commercial milestones and royalty payments based on net sales of products that result from the collaboration. As of June 30, 2026, SEED has received $3,000 of these milestone payments for pre-clinical discovery. The Lilly Collaboration Agreement is within the scope of ASC 808, as both parties are active participants and are exposed to the risks and rewards dependent on the commercial success of the activities performed under the agreement. The Company further determined the collaboration is reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

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

SEED recognized collaboration revenue of $500 and $500 related to the Lilly Collaboration Agreement for the three months ended June 30, 2025 and 2026, respectively, and $1,000 and $1,000 for the six months ended June 30, 2025 and 2026, respectively. Revenue recognized in each period were from amounts included in contract liabilities at the beginning of the period and milestone payments received during the period, if any. These recognized revenues were included in loss from discontinued operations and the related contract liabilities were included in current and noncurrent liabilities of discontinued operations, for all the periods presented.

SEED has received notice of Lilly’s decision to voluntarily end the Lilly Collaboration Agreement. The notice specifies an effective end date of August 20, 2026. SEED will retain its rights to the collaboration targets and SEED-owned inventions, subject to the terms of the agreement. SEED is currently in discussions with Lilly regarding a potential license to certain Lilly intellectual property that could support the continued development of specific compounds arising from the collaboration. These discussions remain preliminary, and there is no assurance that SEED and Lilly will enter into a new agreement, or if an agreement is reached, what its terms or timing may be.

5.	Property and equipment, net

Property and equipment of continuing operations consisted of the following:

	December 31, 2025	June 30, 2026
	$	$
		(Unaudited)

Office equipment	323	325
Laboratory equipment	115	118
Motor vehicles	98	101
Leasehold improvements	271	273

	807	817
Less: accumulated depreciation	(641)	(679)

Property and equipment, net	166	138

Depreciation expenses of continuing operations for the three and six months ended June 30, 2025 were $23 and $44, respectively. Depreciation expenses of continuing operations for the three and six months ended June 30, 2026 were $19 and $38, respectively.

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

6.	Income taxes

Income tax expense was $100 and $22 for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $292 and $42 for the six months ended June 30, 2026 and 2025, respectively. The income tax expense for the three and six months ended June 30, 2026 was primarily attributable to interest accrued related to uncertain tax positions (“UTP”) in income tax expense.

The effective tax rate for the three months ended June 30, 2026 was (6.0)%, compared with (1.2)% for the corresponding period of 2025. The effective tax rate for the six months ended June 30, 2026 was (7.7%) compared to the effective tax rate of (0.95%) for the six months ended June 30, 2025. The change was largely attributable to the change of the remeasurement of the FIN 48 liability which drives the changes in interest accrued for UTP. The primary component of the Company’s effective rate for both periods that drives the difference from the U.S. Federal corporate income tax rate of 21% is the impact of the tax rates in the jurisdictions, as well as the increases to the valuation allowance recorded against the deferred tax assets.

On a quarterly basis, the Company evaluates the realizability of deferred tax assets by jurisdiction and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, the Company considers historical profitability, evaluation of scheduled reversals of deferred tax liabilities, projected future taxable income and tax-planning strategies. Valuation allowances have been provided on deferred tax assets where, based on all available evidence, it was considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. After consideration of all positive and negative evidence, as of December 31, 2025 and June 30, 2026, the Company maintained a full valuation allowance against its net deferred tax assets.

As of June 30, 2026, the Company had gross unrecognized tax positions of $10,861. The Company plans to reassess its UTP during the year, and as a result, the amount of UTP may change within the next 12 months.

7.	Earnings (loss) per share

Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the share options and the vesting of restricted shares, using the treasury stock method. Ordinary share equivalents are excluded from the computation of diluted earnings (loss) per share if their effects would be anti-dilutive. The effects of all share options and unvested restricted shares were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive during the three and six months ended June 30, 2025 and 2026.

Basic and diluted net earnings (loss) per share attributable to ordinary shareholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to BeyondSpring Inc. – basic and diluted	$(1,806)	$(849)	$2,671	$(3,008)

Denominator:
Weighted average number of ordinary shares outstanding – basic and diluted	40,316,320	41,119,820	40,316,320	41,119,820

Net earnings (loss) per share – basic and diluted	$(0.04)	$(0.02)	$0.07	$(0.08)

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

The Company granted a total of 183,624 and 183,624 share options, respectively for the three and six months ended June 30, 2026, and did not grant any restricted shares during either period.

The following table summarizes total share-based compensation expense recognized under 2017 Plan for the three and six months ended June 30, 2025 and 2026:

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	28	16	54	35
General and administrative	95	64	287	125

Total	123	80	341	160

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

SEED granted a total of 1,525,038 and 2,166,287 share options under the SEED Plan for the three and six months ended June 30, 2026, respectively.

The following table summarizes total share-based compensation expense recognized under the SEED Plan for the three and six months ended June 30, 2025, and 2026. These expenses were included in loss from discontinued operations for all the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Research and development	7	73	15	79
General and administrative	15	422	33	797

Total	22	495	48	876

BEYONDSPRING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. Dollar (“$”) and Renminbi (“RMB”), except for number of shares and per share data)

(Unaudited)

9.	Employee defined contribution plan

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing funds and other welfare benefits are provided to employees. Chinese labor regulations require that the Company’s PRC subsidiaries make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits from continuing operations, which were expensed as incurred, were $17 and $33 for the three and six months ended June 30, 2025 and were $1 and $3 for the three and six months ended June 30, 2026, respectively.

BeyondSpring US maintains a defined contribution 401(k) savings plan (the “401(k) Plan”) for eligible employees in the U.S. employees. The 401(k) Plan allows participants to defer a portion of their annual compensation on a pretax or Roth basis. In addition, the Company matches up to 6% of the participant’s base salary. Company contributions for continuing operations to the 401(k) Plan totaled $14 and $29 for the three and six months ended June 30, 2025 and $16 and $32 for the three and six months ended June 30, 2026, respectively.

10.	Restricted net assets

As a result of PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2025 and June 30, 2026, amounts restricted were the net assets of the Company’s PRC subsidiaries, which amounted to $12 and $9, respectively.

11.	Supplemental balance sheet information

Other noncurrent assets consist of the following:

	As of
	December 31, 2025	June 30, 2026
	$	$
		(unaudited)
Deductible input value-added tax	125	128
Others	99	-

Total	224	128

Other current liabilities consist of the following:

	As of
	December 31, 2025	June 30, 2026
	$	$
		(unaudited)
Compensation related	538	781
Professional services	2	227
Other taxes payable	248	6
Others	34	41

Total	822	1,055

Other noncurrent liabilities consist of the following:

	As of
	December 31, 2025	June 30, 2026
	$	$
		(unaudited)
Compensation related	90	99
Income tax payable	3,474	3,877
Other taxes payable	417	444

Total	3,981	4,420

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

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Clinical and pre-clinical expenses	188	569	302	1,101
Patent expenses	271	30	436	220
Personnel costs	679	645	1,768	1,311
Professional services	470	245	1,442	832
Other operational expenses	341	242	610	499
Other segment items	(71)	19	(97)	138
Segment net loss	1,878	1,750	4,462	4,101
Reconciliation of net loss:
Net loss (income) from discontinued operations	2,771	3,950	(983)	8,273
Consolidated net loss	4,649	5,700	3,479	12,374

The Company’s long-lived assets of continuing operations by geographic area are presented as follows:

	As of
	December 31, 2025	June 30, 2026
	$	$
Property and equipment, net:		(unaudited)

PRC	11	9
U.S.	155	129

Total	166	138

15.	Subsequent events

Effective July 1, 2026, in connection with Dr. Lan Huang’s transition from her role as Chief Executive Officer, her 271,154 unvested share options and unvested long-term incentive awards were forfeited. The Company expects to recognize reversals of previously recognized compensation expense in the third quarter of 2026, consisting of approximately $101 of share-based compensation expense.

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

Overview

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. Our first-in-class lead asset, Plinabulin, is a novel brain-penetrant microtubule modulator with mechanism as a guanine nucleotide exchange factor H1 (GEF H1) agonist with the biological outcome of dendritic cell maturation, vasculature modulation and reduction of CIN, which can potentially mitigate “acquired resistance” from prior immune checkpoint inhibitors (ICI) treatment in cancer patients. Plinabulin has been administered to over 700 cancer patients with generally good tolerability and is being developed as a potential “pipeline in a drug” in various cancer indications as a direct anti-cancer agent with the safety benefit of reducing CIN. After completion of a successful global phase 3 study (DUBLIN-3) in NSCLC, the data of which was published in LANCET Respiratory Medicine journal in September 2024, we plan to launch a confirmatory global phase 3 study (DUBLIN-4) with “plinabulin and docetaxel” versus standard of care docetaxel in second- and third-line non-squamous NSCLC with epidermal growth factor receptor (EGFR) wild type after progression on prior immune checkpoint inhibitors, a severe unmet medical need. We are also developing three small molecule immune agents, which are currently in pre-clinical stages. In addition, we founded and continue to own an equity stake in SEED Therapeutics Inc., or SEED.

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

To address the significant unmet need in this population, we have been conducting multiple studies on Plinabulin combinations. First, we completed a randomized global Phase 3 study of Plinabulin in combination with docetaxel compared with docetaxel alone for second- and third-line treatment of NSCLC, with EGFR wild type (DUBLIN-3 Phase 3 registration study). The DUBLIN-3 study enrolled 559 patients at 58 clinical sites globally and the final results from the study showed that the Plinabulin and docetaxel combination had statistically significant and clinically meaningful overall survival benefit compared to standard of care (SOC) docetaxel alone with doubling 2-year and 3-year OS rate. It has more pronounced overall survival benefit in plinabulin-mechanism targeted non-squamous patients (OS HR 0.72 after additional 2-year follow-up, p=0.0078). Key secondary endpoints were also achieved with additional clinically significant benefits in progression free survival (PFS) and objective response rate (ORR), coupled with a significant reduction in grade 4 neutropenia, with over 80% reduction from over 33% to 5% (p<0.0001). The finding was published in LANCET Respiratory Medicine journal in September 2024, and at the same time we made an oral presentation at the International Association for the Study of Lung Cancer (IASLC) conference. Based on the DUBLIN-3 data described above and productive discussion with U.S. and China regulatory agencies, we plan to initiate a confirmatory global phase 3 study (DUBLIN-4) in second- and third-line non-squamous NSCLC with EGFR wild type after progression on prior immune checkpoint inhibitors.

In addition, we are conducting a number of investigator-initiated study (IIT) on Plinabulin in ICI progressed cancers, including NSCLC, head-and-neck cancer and Hodgkin’s Lymphoma, and first line extensive-stage small cell lung cancer (ES-SCLC).  We provide financial support for these various investigator-initiated clinical trials as well as the drug supply of Plinabulin.  First, our collaborators at Peking Union Medical College Hospital in China are conducting an investigator-initiated Phase 2 study (Study 303) with the completion of all 47 patients enrolled: Plinabulin in combination with Keytruda® (pembrolizumab), a PD-1 antibody, and docetaxel for the treatment of NSCLC patients who progressed from PD-1/PD-L1 antibodies. We presented clinically meaningful data of high disease control rate of 80% and prolonged PFS from this study at European Society for Medical Oncology (ESMO) 2024, Society for Immunotherapy of Cancer (SITC) 2024, and American Society of Clinical Oncology (ASCO) 2025 and 2026.  Further, our collaborators at MD Anderson Cancer Center have completed a phase 1 IIT study in Plinabulin’s combination with PD-1 or PD-L1 antibodies and radiation for the treatment of patients with eight cancer types who progressed from PD-1/PD-L1 antibodies, with disease control rate of 54%. This paper was published in Cell Press “Med” in June 2025.  Plinabulin’s rapid DC maturation biomarker analysis was observed in responding patients.  Additionally, Plinabulin is being studied in a Phase 2 IIT study (Study 302) in combination with Keytruda®, etoposide and platinum for the first-line treatment of ES-SCLC patients at Wuhan Union Hospital in China, where the current standard of care has limited median PFS.  Additional completed IITs with Plinabulin include: 1) in combination with nivolumab, a PD-1 antibody, for the treatment of NSCLC at the University of California San Diego, or UCSD, and the University of Washington (Phase 1 completed); and 2) in combination with nivolumab and ipilimumab, a CTLA-4 antibody, for the treatment of second line ES-SCLC at the Rutgers University and other U.S. clinical centers (both Phase 1 and Phase 2 completed).

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

We expect each of these studies to benefit from our previous investigation of Plinabulin as an agent that has been studied in two randomized, controlled Phase 3 clinical studies to have demonstrated a statistically significant reduction in CIN. In total, over 700 patients have been treated with Plinabulin, where improvements in CIN have been repeatedly observed. Our strategy is to develop Plinabulin in multiple indications with the potential for Plinabulin to be an important component of the multi-agent combination with immune checkpoint inhibitor regimens to elevate the anti-cancer benefit for cancer patients, supported by Plinabulin’s potent dendritic cell maturation mechanism. To implement our strategy, we use a highly efficient business model that integrates clinical resources in the U.S. and China. We work with global contract research organizations, or CROs, such as ICON and Covance (now Labcorp), to ensure data quality with studies conducted under U.S. Good Clinical Practice requirements. Our drug development capabilities are facilitated by interest from clinical investigators in the U.S. and China, as well as by our understanding of the pharmaceutical industry, clinical resources and regulatory system in China.

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

Through June 30, 2026, we have raised approximately $301.0 million in equity financings, $10.2 million of issuance of non-controlling interests, $37.0 million from the sale of preferred shares of SEED in connection with its Series A-2/A-3 financings and $7.4 million from the sale of preferred shares of SEED by the Company to third-party investors, $2.1 million from bank loans, of which $0.6 million has been forgiven in July 2021 and $1.5 million has been repaid in March 2022, $2.5 million in third party loans, of which $1.0 million has since been converted into an equity investment and $1.5 million has been repaid, and $14.4 million in shareholder loans, of which $6.0 million has been repaid and $8.4 million was assumed by Wanchun Biotech, the former holding company of our U.S. subsidiary, on July 20, 2015 pursuant to our internal restructuring, $10.0 million upfront payment to SEED from Eli Lilly and Co. (“Eli Lilly”) and RMB 200 million (approximately $29 million) upfront payment to Wanchunbulin from Hengrui. As of June 30, 2026, our continuing operations had no outstanding debt and held $6.5 million in cash and cash equivalents and short-term investments. We expect to receive $28.07 million in tranches from the sale of our Series A-1 Preferred Shares of SEED as described under “—Discontinued Operations.”

Our consolidated net loss was $4.6 million and $3.5 million for the three and six months ended June 30, 2025, respectively. Our consolidated net loss was $5.7 million and $12.4 million for the three and six months ended June 30, 2026, respectively. As of December 31, 2025 and June 30, 2026, we had an accumulated deficit of $408.4 million and $411.4 million, respectively. Substantially all of our losses have resulted from funding our preclinical studies, clinical trials, manufacturing our drug product, our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase in connection with our ongoing activities, as we:

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

Discontinued Operations

SEED was founded by us in 2019. Since then, Eli Lilly participated in SEED’s Series A-2 financing in 2020 and Eisai Co., Ltd. (“Eisai”) participated in SEED’s Series A-3 financing in 2024. SEED is utilizing a proprietary Targeted Protein Degradation (TPD) drug discovery platform, or “molecular glue” technology, to develop innovative therapeutic agents from internal research and development efforts and with our collaborators on currently undruggable protein targets. SEED has advanced its wholly owned lead oncology asset, a novel RBM39 degrader, into phase 1 clinical studies in January 2026. SEED has partnered with Eli Lilly and Eisai to discover and develop new chemical entities through this proprietary TPD platform which could produce therapeutic benefits to patients suffering from immunology and central nervous system (CNS) disease, among others. SEED has received notice of Eli Lilly’s decision to voluntarily end that certain Research and Collaboration Agreement by and between SEED and Eli Lilly, dated November 12, 2020. The notice specifies an effective end date of August 20, 2026. SEED will retain its rights to the collaboration targets and SEED-owned inventions, subject to the terms of the agreement. SEED is currently in discussions with Eli Lilly regarding a potential license to certain Eli Lilly intellectual property that could support the continued development of specific compounds arising from the collaboration. These discussions remain preliminary, and there is no assurance that SEED and Eli Lilly will enter into a new agreement, or if an agreement is reached, what its terms or timing may be.

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

As a result, SEED’s operations met the criteria under ASC 205-20 as discontinued operations for financial reporting purposes. We classified the financial results of SEED to Discontinued Operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for all periods presented. In connection with the first closing described above, we recorded a gain on sale of subsidiary interests of $7.0 million. We also classified the related assets and liabilities as current and noncurrent assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2026. Cash flows from discontinued operations are not reclassified in the Condensed Consolidated Statements of Cash Flows but are disclosed in the accompanying condensed consolidated financial statements footnotes. See Note 3 (Discontinued operations) to our condensed consolidated financial statements for additional information.

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

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. For the three and six months ended June 30, 2026, our discontinued operations generated $0.5 million and $1.0 million of revenue, respectively, through SEED’s research collaboration and license agreement with Eli Lilly and our continuing operations did not generate any revenue. The RMB 200 million (approximately $29 million) upfront payment received by Wanchunbulin from Hengrui is recorded as deferred revenue and will be recognized as revenue over time after product approval using unit of delivery measure of progress. In the future, we may generate revenue from a combination of product sales, reimbursements, upfront payments, milestone payments and royalties in connection with existing and future collaborations. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, we will not generate revenue from product sales in the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025, respectively, together with the percentage changes in those items:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(973)	(1,002)	-3%
General and administrative	(758)	(947)	-20%
Loss from operations	(1,731)	(1,949)	-11%
Other income
Foreign exchange gain, net	61	47	30%
Interest income	4	28	-86%
Other income, net	16	18	-11%
Total other income, net	81	93	-13%
Net loss before income tax	(1,650)	(1,856)	-11%
Income tax expenses	(100)	(22)	355%
Net loss from continuing operations	(1,750)	(1,878)	-7%

Discontinued operations:
Loss from discontinued operations	(3,950)	(2,771)	43%
Net loss from discontinued operations	(3,950)	(2,771)	43%

Net loss	(5,700)	(4,649)	23%

Research and Development Expenses

Research and development (R&D) expenses were $1.0 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025. R&D expenses remained relatively flat, as a $0.3 million increase in drug manufacturing activities to prepare for potential future study initiation was substantially offset by lower patent-related professional services and personnel-related costs.

The following table summarizes the research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	563	129	338%
Preclinical expenses	6	59	-90%
Professional services	89	373	-76%
Personnel compensation and related costs	267	347	-23%
Facility and other expenses	48	94	-49%
Total research and development	973	1,002	-3%

General and Administrative Expenses

General and administrative (G&A) expenses were $0.8 million for the three months ended June 30, 2026, compared to $0.9 million for the three months ended June 30, 2025. The $0.1 million decrease was primarily due to lower legal fees and lower consulting costs related to accounting advisory and business development.

Other Income

Other income for the three months ended June 30, 2026 and 2025 consisted primarily of foreign exchange gains and interest income.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025, respectively, together with the percentage changes in those items:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands of U.S. Dollars (“$”))%
Revenue	—	—	—
Operating expenses
Research and development	(2,049)	(1,876)	9%
General and administrative	(1,914)	(2,683)	-29%
Loss from operations	(3,963)	(4,559)	-13%
Other income
Foreign exchange gain, net	111	76	46%
Interest income	12	45	-73%
Other income, net	31	18	72%
Total other income, net	154	139	11%
Net loss before income tax	(3,809)	(4,420)	-14%
Income tax expenses	(292)	(42)	595%
Net loss from continuing operations	(4,101)	(4,462)	-8%

Discontinued operations:
Loss from discontinued operations	(8,273)	(6,003)	38%
Gain on sale of subsidiary interests	—	6,986	-100%
Net income (loss) from discontinued operations	(8,273)	983	-942%

Net loss	(12,374)	(3,479)	256%

Research and Development Expenses

Research and development (R&D) expenses were $2.0 million for the six months ended June 30, 2026 compared to $1.9 million for the six months ended June 30, 2025. The $0.1 million increase was primarily driven by expanded drug manufacturing activities, partially offset by lower patent-related professional service fees, regulatory filing advisory expenses and a non-cash adjustment for 2024 incentive compensation recognized in 2025.

The following table summarizes the research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands of U.S. Dollars (“$”))%
Clinical expenses	991	181	448%
Preclinical expenses	110	121	-9%
Professional services	288	661	-56%
Personnel compensation and related costs	556	760	-27%
Facility and other expenses	104	153	-32%
Total research and development	2,049	1,876	9%

General and Administrative Expenses

General and administrative (G&A) expenses were $1.9 million for the six months ended June 30, 2026, compared to $2.7 million for the six months ended June 30, 2025. The $0.8 million decrease was primarily due to lower incentive compensation and share-based compensation for G&A personnel and lower professional services expenses in legal advisory.

Other Income (Expenses)

Other income for the six months ended June 30, 2026 and 2025 consisted primarily of foreign exchange gains and interest income.

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

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations. Substantially all of our negative cash flows have resulted from funding our research and development programs and general and administrative expenses associated with our operations. We incurred consolidated net losses of $12.4 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $411.4 million and $408.4 million, respectively. Our primary use of cash is to fund research and development programs and for general and administrative expenses. Our operating activities used $7.1 million and $10.1 million of cash, including $4.6 million and $5.8 million used in discontinued operating activities, during the six months ended June 30, 2026 and 2025, respectively. We have financed our operations with a combination of equity offerings, shareholder and third-party loans, including bank loans, sale of subsidiary interests and collaboration arrangements. As of June 30, 2026, our continuing operations had cash and cash equivalents of $2.7 million and short-term investments of $3.8 million.

Going Concern

Our liquidity is affected by financing activities, our clinical trials, and research and development and general and administrative expenses. In order to operate as a going concern in the foreseeable future, we will need, among other things, additional capital resources. We are evaluating various financing alternatives to fund our operations, including equity and debt financings, potential licensing and partnership arrangements, sale of subsidiary or investee interests, as well as other strategic transactions. There can be no assurance that capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on terms acceptable to us. The issuances of additional equity securities by us may result in dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans will be available, will increase our liabilities and future cash commitments and may include financial covenants and restrictions. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success will be materially and adversely affected. These factors raise substantial doubt regarding our ability to continue as a going concern.

The following table provides information regarding our consolidated cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands of U.S. Dollars (“$”))
Net cash used in operating activities	(7,049)	(10,072)
Net cash provided by investing activities	4,474	17,154
Net cash used in financing activities	(4,231)	—
Net effect of foreign exchange rate changes	33	(2)
Net increase (decrease) in cash and cash equivalents	(6,773)	7,080

The following table provides information regarding cash flows of discontinued operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands of U.S. Dollars (“$”))
Net cash used in discontinued operating activities	(4,552)	(5,790)
Net cash provided by discontinued investing activities	3,531	9,800
Net cash used in discontinued financing activities	(4,223)	—

Cash inflows generated by our discontinued operations were used to support their own operations, including funding their own R&D activities, rather than being transferred to or used by the continuing operations. As such, we believe the liquidity of our continuing operations will not be negatively affected by the absence of discontinued operation’s cash flows.

Net Cash Used in Operating Activities

The cash used in operating activities for the six months ended June 30, 2026 and 2025 reflects adjustments to our net loss of $12.4 million and $3.5 million, respectively, for non-cash gains and charges, and changes in components of working capital. During the six months ended June 30, 2026, these non-cash adjustments mainly consisted of $1.0 million of non-cash share-based compensation and $0.4 million of non-cash operating lease expenses. Net cash used in operating activities was $7.1 million for the six months ended June 30, 2026, compared to $10.1 million for the six months ended June 30, 2025. The $3.0 million decrease was primarily driven by a strategic extension of payment terms with vendors to manage short-term liquidity requirements.

The primary use of our cash in the periods presented was to fund our research and development, regulatory and other clinical trial costs and related administrative costs. Our advances to suppliers and other current assets, accounts payable and accrued expense balances in all periods presented were affected by the timing of vendor invoicing and payments.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $4.5 million, consisting primarily of $26.6 million cash proceeds from maturity of time deposits and structured deposits, offset by $22.1 million used to purchase structured deposits. Net cash provided by investing activities for the six months ended June 30, 2025 was $17.2 million, consisting primarily of $14.9 million cash proceeds from maturity of time deposits, $7.4 million cash consideration received in February 2025 for the first closing of the sale of a portion of our equity interests in SEED, offset by $5.0 million used to purchase time deposits.

Net Cash Used by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $4.2 million, which was primarily attributable to discontinued operations, consisting of $4.5 million repayment of short-term loans, offset by $0.3 million cash proceeds from the issuance of SEED’s Series A-3 Preferred Shares. There were no cash provided or used by financing activities for the six months ended June 30, 2025.

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

We lease all of our facilities and believe our current facilities are sufficient to meet our needs. Our principal executive offices are located in New Jersey, and we also have offices in Dalian, China.

We currently lease office space in New Jersey, with total space of 9,727 square feet. The lease expires in February 2027. Our current rent is $26,749 per month. We additionally pay for the cost of utilities, as well as our share of building real estate taxes and building operating expenses. Payments under the lease are expensed on a straight-line basis over the period of the lease.

We lease office space in Dalian, China, with total space of 210.65 square meters and a monthly rent of RMB 10,255 (approximately $1,511). The lease is set to expire on December 31, 2027. Payments under the lease are expensed on a straight-line basis over the period of the lease. We are entitled to receive rent subsidy in the amount of RMB 220,000 (approximately $32,000) from the local government office of Dalian, China, with respect to our prior office lease in Dalian, China.

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

There have been no material changes to our critical accounting estimates as compared to those described in the section titled “Part I—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors, including the additional risk factors set forth below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We will depend on our ability to obtain necessary financing to fund our working capital requirement to continue as a going concern.

We are a clinical stage global biopharmaceutical company focused on developing innovative therapies to improve clinical outcomes for patients with high unmet medical needs. We have incurred operating losses and negative cash flows from operations since our inception. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through equity financings. We have not generated, and do not expect to generate, any significant revenue for the foreseeable future. We expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, clinical trials, preclinical studies and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations as a going concern will depend on, among other things, additional capital resources. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans will be available, will increase the Company’s liabilities and future cash commitments. Our financial statements do not contain any adjustments to the amounts or classification of recorded assets or liabilities that might be necessary if we do not continue as a going concern. The financial statements take no account of unsuccessful product development or commercialization.

Risks Related to Our Industry, Business and Operation

Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our senior management team and other key personnel. Effective July 1, 2026, Mr. Min Qiu began serving as our Chief Executive Officer in connection with a leadership transition. While we believe this transition supports continuity in the management of our business, the loss of the services of Mr. Qiu or any of our other executive officers or key employees, or our inability to attract, retain and motivate additional qualified personnel, could delay or prevent the achievement of our research, development, regulatory and business objectives and could adversely affect our business, financial condition and results of operations. Competition for qualified personnel in the biopharmaceutical industry is intense, and we may not be able to attract or retain qualified personnel on acceptable terms, or at all, due to competition for such personnel among numerous pharmaceutical and biotechnology companies, universities and research institutions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1 (1)	Employment Agreement, dated as of July 1, 2026, between BeyondSpring Inc. and Min Qiu
10.2 (1)	English Translation of the Employment Agreement, dated September 1, 2025, between Wanchun Hongji (Dalian) Pharmaceuticals Ltd. and Na Li
31.1 (1)	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)  Filed with this Quarterly Report on Form 10-Q.

(2)  Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BeyondSpring Inc.

Date: August 14, 2026	/s/ Min Qiu
Name: Min Qiu
Title: Chief Executive Officer
(Duly Authorized Officer)

BeyondSpring Inc.

Date: August 14, 2026	/s/ Na Li
Name: Na Li
Title: Chief Financial Officer
(Principal Financial Officer)